Form 10-K
BUFFETS INC
filed 1995-03-24
CIK 750274

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

         For the fiscal year ended:           Commission file number:
          December 28, 1994                        0-14370
                                 BUFFETS, INC.
            (Exact name of registrant as specified in its charter)

       Minnesota                            41-1462294
(State of incorporation)         (IRS Employer Identification No.)

              10260 Viking Drive, Eden Prairie, Minnesota  55344
                   (Address of principal executive offices)

                                (612) 942-9760
                        (Registrant's telephone number)

 Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common stock, par value $.01 per share


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes:  X       No: _____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [     ]

  The aggregate market value of the shares of voting stock held by non-affiliates of the registrant was approximately $261,505,764 at March 20, 1995, based on the closing sale price for such date as reported on The Nasdaq Stock Market.

  On March 20, 1995, there were 30,993,571 shares of common stock of the Company, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's Proxy Statement for its 1995 Annual Meeting to be held May 9, 1995 are incorporated by reference in Part III. Portions of Registrant's Annual Report to Shareholders for fiscal year ended December 28, 1994 (the "1994 Annual Report") are incorporated by reference in Parts II and IV.

                                     PART I

ITEM 1.  BUSINESS

General

  Buffets, Inc., a Minnesota corporation, was organized in 1983. Its executive offices are located at 10260 Viking Drive, Eden Prairie, Minnesota 55344. References herein to the "Company" are to Buffets, Inc. and its subsidiaries, Evergreen Buffets Inc., OCB Restaurant Co., OCB Realty Co., OCB Purchasing Co., OCB Property Co., Texas Buffets, Inc. (until it merged into OCB Restaurant Co. in July 1994), and Southland Buffets, Inc. (until its merger into the Company in May 1992), unless the context indicates otherwise.

  The Company is principally engaged in the development and operation of "buffet" restaurants under the name "Old Country Buffet" ("Country Buffet" in the state of Colorado). The Company obtained a federal trademark registration covering the words "Old Country Buffet" in June of 1985.

  The Company presently operates 225 company-owned restaurants in 31 states (including 17 opened since year end). The Company contemplates that approximately 35 to 40 Company-owned restaurants will be opened in 1995. In addition, six franchised Old Country Buffet restaurants are in operation in Nebraska and Oklahoma.

  The Company's restaurants offer a wide variety of freshly prepared menu items, including soups, salads, entrees, vegetables, non-alcoholic beverages and desserts, presented in a self-service buffet format in which customers select the items and portions of their choice. The restaurants' typical dinner entrees include chicken, carved roast beef and ham, and two or three other hot entrees such as casseroles, shrimp and fish. Chicken, fish and two or three other entrees usually are offered at lunch. The Company's restaurants utilize uniform menus, recipes and ingredient specifications, except for certain variations adopted in response to regional preferences.

  The Company's restaurants range in size from approximately 8,000 to 13,850 square feet, seat from 260 to 390 people, and generally include areas that can be partitioned to accommodate private meetings and group outings. The decor is attractive and informal. To date, the Company has located its restaurants primarily within or adjacent to strip or neighborhood shopping centers. The Company's restaurants generally are open from 11:00 a.m. to 8:00 p.m. or 9:00 p.m. A majority of the Company's restaurants also serve breakfast from 8:00 a.m. to 11:00 a.m. on weekends.

Scatter System Format

  Menu items generally are presented to diners using a "scatter system" rather than a conventional straight buffet serving line. Under the scatter system, six to eight separate food islands or counters are used to present various courses of each meal to diners (for example, salads on one island, desserts on another), with diners able to proceed directly to those islands presenting the menu items they desire at the time. The scatter system promotes easier food access and has helped reduce the long lines that often occurred during peak hours in the Company's restaurants utilizing the conventional straight-line serving format. The scatter system was introduced by the Company in August 1989 and has been utilized in all of its restaurants developed since March 1990. In addition, because of the success of the scatter system, the Company pursued a remodeling program from February 1990 through 1994 with the goal of converting substantially all of its 71 then-existing restaurants from the conventional straight-line format to the scatter system. To date, the Company's experience with converted restaurants indicates that these restaurants generally achieve higher sales following conversion.

Small Batch Preparation

  To ensure freshness, hot foods and bakery items are prepared repeatedly throughout the day in relatively small batches. Restaurant managers closely monitor the servicing area for the quality and availability of all items. The Company believes the freshness achieved through small batch preparation contributes significantly to the high quality of its food.

All-Inclusive Price

  The Company's restaurants currently charge, depending on the market area, $4.99 to $5.79 for lunch Monday through Saturday and $6.49 to $7.59 for dinner Monday through Sunday. On Saturday and Sunday, certain restaurants serve breakfast at prices ranging from $4.99 to $5.99. Reduced prices are available to senior citizens who purchase an annual senior club card for $1.00 per year and to children under the age of ten or twelve depending on the market area. Children's prices for all meals are $.35 to $.55 per year of their age from two through ten or twelve. Customers pay prior to entering the dining area and are assisted to tables by restaurant employees. They may return for second helpings and additional beverages and desserts without additional charge.

Restaurant Operations and Controls

  GENERAL. In order to maintain a consistently high level of food quality and service in all of its restaurants, the Company has established uniform operational standards which are implemented by the managers of each restaurant. All restaurants are required to be operated in accordance with rigorous standards and specifications relating to the quality of ingredients, preparation of food, maintenance of premises and employee conduct.

  MENU SELECTION AND PURCHASING. Headquarters personnel prepare and periodically revise standard recipes and menus and a list of approved ingredients and supplies based upon the quality, availability, cost and customer acceptance of various menu items. Food quality is maintained through centralized coordination with suppliers and frequent restaurant visits by district managers and other management personnel.

  The Company purchases its food and beverage inventories and restaurant supplies from independent suppliers approved by headquarters personnel, who negotiate quality specifications, delivery schedules and pricing and payment terms (typically 28 days) directly with the suppliers. Although all supplier invoices are paid from Company headquarters, restaurant managers place orders for inventories and supplies with, and receive shipments directly from, suppliers. Restaurant managers approve invoices before forwarding them to Company headquarters for payment. To date, the Company has not experienced any difficulties in obtaining food and beverage inventories or restaurant supplies, and the Company does not anticipate that any material difficulties will develop in the foreseeable future.

  RESTAURANT MANAGEMENT. Each restaurant typically employs a general manager, an associate general manager, and one to three assistant managers. Each of the Company's restaurant general managers has primary responsibility for day-to-day operations in one of the Company's restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of Company policies and the restaurant's profitability. A substantial portion of each general manager's and associate general manager's compensation depends directly on the restaurant's profitability. In addition, restaurant managers receive stock options under the Company's current stock option program entitling them to acquire an equity interest in the Company. The Company believes that its compensation policies have been important in attracting, motivating and retaining qualified operating personnel.

  Each restaurant general manager reports to a district manager, each of whom in turn reports to a regional director (currently six persons). Each regional director reports to the Company's Executive Vice President of Operations.

  The Company maintains centralized financial and accounting controls for its restaurants. On a daily basis, restaurant managers forward customer counts, sales, labor costs and deposit information to Company headquarters. On a weekly basis, restaurant managers forward a summarized profit and loss statement, sales report, and supplier invoices. Payroll data is forwarded every two weeks.

  MANAGEMENT TRAINING. All new managers are required to complete an extensive nine-week training program which focuses on the operating skills and management functions necessary to successfully manage an Old Country Buffet restaurant. This training is broken down into three phases. Phase one starts the program with the first two weeks spent in a Company restaurant learning skills needed for hourly positions. Phase two, the next four weeks of the program, is conducted at the Company's training center located in Eden Prairie, Minnesota. At the training center, managers-in-training participate in a series of seminars designed to further develop skills in food production, personnel management, and professional development. Phase three, the remaining three weeks of training, is spent in a Company restaurant using the management and operational skills learned at the training center under actual restaurant conditions. Training and development of managers continues beyond the first nine weeks. Managers continue to phase four, a self paced training program designed to further develop their proficiency in management supervisory skills. Before a manager is promoted to General Manager the phase four program must be completed. The Company currently requires all new managers to have at least two years' prior management experience or the equivalent in education.

Franchising and Joint Ventures

  There currently are six franchised Old Country Buffet restaurants in Nebraska and Oklahoma, owned by two franchisees. The Company's franchise agreements generally have initial terms of 15 years and require the franchisee to pay an initial fee of $25,000 and continuing royalties equal to four percent of the franchisee's sales. The Company has an agreement with each franchisee whereby the Company has options exercisable at various times over the next several years to repurchase the Old Country Buffet restaurants developed by such franchisee at a predetermined formula price based principally on restaurant gross sales.

  The Company has taken advantage of joint venture opportunities from time to time, principally as a means of entering new geographic markets. The Company currently has only one 90%-owned joint venture subsidiary, developing and operating Old Country Buffet restaurants in Washington and Oregon (established in November 1988). Similar to the Company's repurchase options with its franchisees, the Company has included a mechanism for repurchasing the minority interest in its existing joint venture subsidiary at a predetermined formula price based principally on restaurant gross sales.

  The Company at present is not actively seeking to grant additional franchises or enter into additional joint ventures.

Competition

  The food service industry is highly competitive. Menu, price, service, convenience, location and ambience are all important competitive factors, with the relative importance of many such factors varying among different segments of the consuming public.

  By providing a wide variety of food and beverages at reasonable prices in an attractive and informal environment, the Company seeks to appeal to a broad range of value-oriented consumers. The Company believes that its primary competitors in this market segment are other buffet and cafeteria restaurants, and traditional casual dining restaurants with full menus and table service. The Company believes that its success to date has been due to its particular approach combining pleasant ambience, high food quality, breadth of menu, cleanliness and reasonable prices with satisfactory levels of service and convenience.

  The Company believes its sales may be somewhat seasonal, with a lower percentage of annual sales occurring in most of its current market areas during the winter months.

Advertising and Promotion

  To date the Company has relied primarily on customers' word-of-mouth recommendations to promote its business. As a result, prior to 1993, annual advertising costs never exceeded 1.1% of restaurant sales, such costs being incurred primarily for menu cards, brochures and a limited amount of local newspaper, radio and television advertising. Based on favorable results, the Company increased its rate of expenditures on advertising to 1.4% of restaurant sales in 1993, primarily for increased radio and television advertising. The Company lowered its spending to 1.3% in 1994 due to the decision in the fourth quarter to spend those dollars in food and labor to better serve the guest. The Company expects to spend approximately 1.0% on advertising in 1995. The Company is prepared to increase its advertising expenditures in the future if it determines that further increases are likely to generate sufficient additional revenues. The Company believes its senior citizen discount program has encouraged many senior citizens to eat at the Company's restaurants.

Regulation

  The Company's restaurants must be constructed to meet federal, state and local building and zoning requirements and must be operated in accordance with state and local regulations relating to the preparation and serving of food. The Company is also subject to various federal and state labor laws which govern its relationships with its employees, including those relating to minimum wages, overtime and other working conditions. Environmental regulations have not had a material effect on the operations of the Company. The Company to date has been successful in obtaining all necessary permits and licenses and complying with applicable regulations, and does not expect to encounter any material difficulties in the future with respect to these matters.

Trademarks

  In June 1985, the Company obtained a federal trademark registration covering the words "Old Country Buffet." The Company has subsequently obtained trademark protection for additional marks used in its business. Generally, federal registration of a trademark gives the registrant the exclusive use of the trademark in the United States in connection with the goods or services associated with the trademark, subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Because of the common law rights of such a pre-existing restaurant in certain portions of Colorado, the Company's restaurants in that state use the name "Country Buffet." The Company intends to take appropriate steps to develop and protect its marks.

Employees

  As of March 8, 1995, the Company employed approximately 15,915 persons, including 915 supervisory and administrative, 250 managerial, and 14,750 restaurant employees. Approximately 75% of the Company's restaurant employees work part-time. Relations with employees have been satisfactory and no work stoppages due to labor disputes have occurred. The Company anticipates that its work force will increase by more than 15% by the end of 1995.

Restaurant Development

  GENERAL. The Company opened 34 restaurants in 1994 and expects to open approximately 35 to 40 restaurants in 1995, of which 17 were open as of March 20, 1995. The Company intends to pursue expansion during 1995 in both existing and new markets.

  The ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain a sufficient number of qualified restaurant managers, and the availability of capital. The Company actively and continuously attempts to identify and negotiate leases and land purchases for additional new locations, and expects that it will be able to achieve its intended development schedule for 1995, though there is no assurance that this will be the case.

  GEOGRAPHIC EXPANSION STRATEGY. The Company initially concentrated its restaurant development in the Midwest, and then after several years expanded to other regions of the country. The Company currently operates in 31 states and opened its first restaurants in Kentucky, New Jersey and North Carolina during 1994. The Company attempts to cluster its restaurants in geographic areas to achieve economies of scale in costs of supervision, marketing and purchasing.

  SITE SELECTION CRITERIA. The primary criteria considered by the Company in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups (such as families and senior citizens) that tend to favor the Company's restaurants, and the occupancy cost of the proposed restaurant. The Company has found that these criteria frequently are satisfied by well-located strip shopping centers that benefit from cotenancy with strong national retailers and visibility to high traffic roads. All but 35 of the Company's current restaurants are located in such centers. Twenty of the other 35 restaurants are located in regional or other enclosed shopping malls and fifteen are located in free-standing structures. The Company anticipates that free-standing locations will likely comprise a larger percentage of its new restaurants in the future. The Company typically requires a population density of at least 100,000 within five miles of each new location, and currently is concentrating its development efforts on urban areas that can accommodate a number of Company restaurants. Because an Old Country Buffet restaurant typically draws a significant volume of customers and because of the Company's financial strength, the Company often has been able to negotiate favorable lease terms.

  RESTAURANT CONSTRUCTION. In an effort to better control costs and improve quality, the Company is closely involved in the construction of its restaurants, and also in the acquisition and installation of fixtures and equipment. The Company acts as its own general contractor, using restaurant designs prepared by the Company's own architectural staff. The Company normally satisfies the equipment and other restaurant supply needs of its new restaurants from inventory acquired directly from manufacturers and stored at the Company's warehouse in Eden Prairie, Minnesota. Restaurants located in shopping centers typically open approximately 11 weeks after construction begins, while free-standing restaurants typically open approximately 17 weeks after construction begins. The average cost to develop an Old Country Buffet restaurant located in a shopping center during fiscal 1994 was approximately $615,000 for leasehold improvements (net of landlord contributions); and approximately $644,000 for equipment and furnishings. Free-standing owned restaurants developed in 1994 and the first part of 1995 entailed an average land cost of $606,000 and a projected average building cost of $1,200,000. It is expected the increased development of free-standing restaurants will increase the average cost per unit and associated capital requirements in 1995.

ITEM 2.  PROPERTIES

  The Company's executive offices are located in approximately 30,000 square feet of leased space in Eden Prairie, Minnesota, for a term ending October 31, 1997. The Company also leases a 22,200 square foot warehouse and training center in Eden Prairie, Minnesota for a term ending January 31, 1997. The Company owns a 72,000 square foot facility in Marshfield, Wisconsin which it utilizes for the fabrication of cabinetry and fixtures for restaurants.

  Most of the Company's restaurants are located in leased facilities, although land purchases for free-standing restaurants are increasingly being relied upon in instances where more competitive locations can be acquired. Fifteen restaurants are located in free-standing buildings, 20 are located in regional or other enclosed shopping malls, and the rest are located in strip or neighborhood shopping centers. Most of the leases provide for a minimum annual rent and additional rent calculated as a percentage of restaurant sales, generally 3% to 5%, if the rents so calculated exceed the minimum. The initial terms of the Company's leases generally range from ten to fifteen years, and the leases usually have renewal options for additional five to ten year periods.

  The Company owns substantially all of the equipment, furniture and fixtures in its restaurants. Leasehold improvements made by the Company in leased premises usually become the property of the landlord upon expiration or termination of the lease. To date, most of the Company's strip mall landlords have agreed to bear a portion of the cost of leasehold improvements by way of either rent concessions or cash contributions.

ITEM 3.  LEGAL PROCEEDINGS

  IN RE BUFFETS, INC. SECURITIES LITIGATION, United States District Court for the District of Minnesota, Master No. 3-94-1447. This action is a consolidation of four separate lawsuits. The first lawsuit was commenced by ZSA Asset Allocation Fund and ZSA Equity Fund on or about November 7, 1994. Three other substantially similar actions were filed shortly thereafter by alleged shareholders Marc Kushner, Trustee for Service Lamp Corp. Profit Sharing Plan, Jerrine Fernandes, and John J. Nuttall. By Pretrial Order No. 1, entered in early January 1995, the District Court ordered that the four lawsuits be consolidated into the single pending action and that plaintiffs serve and file a Consolidated Amended Class Action Complaint (the "Complaint"), which was served on or about January 31, 1995. The Complaint is against the Company and several of its officers and directors. In the Complaint, plaintiffs seek to represent a putative class consisting of all persons and entities (excluding defendants and certain others) who purchased shares of the Company's Common Stock during the period commencing October 26, 1993 and ending October 25, 1994 (the "Class Period").

  The Complaint alleges that the defendants made misrepresentations and omissions of material fact during the Class Period with respect to the Company's operations and restaurant development activities, as a result of which the price of the Company's stock allegedly was artificially inflated during the Class Period. The Complaint further alleges that certain defendents made sales of Common Stock of the Company during the Class Period while in possession of material undisclosed information about the Company's operations and restaurant development activities. The Complaint alleges that the defendents' conduct violated the Securities Exchange Act of 1934 and seeks compensatory damages in an unspecified amount, prejudgment interest, and an award of attorneys' fees, costs and expenses. On March 14, 1995 the defendents filed a joint motion to dismiss the Complaint. This motion will be briefed by the parties and is scheduled to be definitively submitted to the Court on or about May 1, 1995 for its decision. Management of the Company believes that the action is without merit and intends to defend it vigorously. Although the outcome of this proceeding cannot be predicted with certainty, the Company's management believes that while the outcome may have a material effect on earnings in a particular period, the outcome should not have a material effect on the financial condition of the Company.

From time to time, the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is currently a party to any legal proceedings the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers are elected annually by the Board of Directors to serve until the next annual meeting of the Board. The following table contains information regarding the present executive officers, and all persons chosen to become executive officers, of the Company.


                       Executive Principal Occupation and
                       Officer   Business Experience
Name and Age           Since     For Last Five Years
-------------------------------------------------------------------------------
Roe H. Hatlen (51)       1983    Founder and Chairman and Chief
                                 Executive Officer of the Company
                                 since December 1983; President of
                                 the Company, May 1989 to
                                 August 1992; Treasurer of the
                                 Company, November 1983 to
                                 May 1986.

Clark C. Grant (43)      1986    Executive Vice President of
                                 Finance and Administration since
                                 December 1994 and Treasurer of
                                 the Company since May 1986;
                                 Vice President of Finance of
                                 the Company, January 1991 to
                                 December 1994; Controller of
                                 the Company, July 1984
                                 to April 1989.

Craig V. Abraham (39)    1991    Vice President of Construction
                                 of the Company since January
                                 1991; Director of Development of
                                 the Company, July 1986 to January
                                 1991; Construction Supervisor of
                                 the Company, April 1985 to July
                                 1986.

                        Executive   Principal Occupation and
                         Officer    Business Experience
Name and Age             Since      For Last Five Years
-------------------------------------------------------------------------------
Jean C. Rostollan (43)     1991     Executive Vice President of
                                    Purchasing since December 1994
                                    and Assistant Secretary of the
                                    Company since February 1992;
                                    Vice President of Purchasing
                                    and Distribution of the
                                    Company, September 1992 to
                                    December 1994; Vice President
                                    of Purchasing and Marketing of
                                    the Company, January 1991 to
                                    August 1992; Director of
                                    Purchasing and Marketing of
                                    the Company, June 1987 to
                                    January 1991; Director of
                                    Purchasing of the Company,
                                    October 1986 to June 1987.


Rick H. White (37)         1993     Executive Vice President of
                                    Operations of the Company
                                    since December 1994;
                                    Vice President of Operations
                                    of the Company, September 1992
                                    to December 1994; Regional
                                    Director of the Company,
                                    October 1990 to August 1992;
                                    District Manager of the
                                    Company, February 1988 to
                                    September 1990; Restaurant
                                    General Manager of the
                                    Company, January 1986 to
                                    February 1988.


Marguerite C. Nesset (38)  1994     Vice President of Accounting
                                    since July 1994 and Controller
                                    of the Company since April
                                    1989; Assistant Controller
                                    of the Company, April 1987 to
                                    April 1989.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   The information set forth under the caption "Market for the Company's Common Stock and Related Stockholder Matters" on page 19 of the 1994 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The information set forth under the caption, "Selected Consolidated Financial Data" on page 4 of the 1994 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 5 through 8 of the Company's 1994 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required under this Item 8 is incorporated herein by reference to pages 9 through 19 of the Company's 1994 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Incorporated herein by reference to the sections captioned "Number and Election of Directors", and "Certain Information Regarding Board of Directors of the Company" in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 28, 1994. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

   Incorporated herein by reference to the section captioned "Compensation of Executive Officers" in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 28, 1994; provided, however, that the subsection thereof entitled "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Incorporated herein by reference to the similarly captioned section in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 28, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Report.

              1.   Financial Statements

                    Consolidated Balance Sheets at December 29, 1993 and December 28, 1994*

                    Consolidated Statements of Earnings for the Years Ended December 30, 1992, December 29, 1993 and December 28, 1994*

                    Consolidated Statements of Stockholders' Equity for the Years Ended December 30, 1992, December 29, 1993, and December 28, 1994*

                    Consolidated Statements of Cash Flows for the Years Ended December 30, 1992, December 29, 1993, and December 28, 1994*

                    Notes to Consolidated Financial Statements*

                    Independent Auditors' Report*

-------------------------

*Incorporated herein by reference to pages 9 through 19 of the  Company's 1994
 Annual Report

   2.        Supplemental Financial Schedules

                        None



   3.        Exhibits

                 3 (a)  Composite Amended and Restated Articles
                        of Incorporation (1)

                 3 (b)  By-laws of the Company (2)

                 10(a)  1985 Stock Option Plan (3)*

                 10(b)  1988 Stock Option Plan (4)*

                 10(c) Amended and Restated Credit Agreement by and between First Bank National Association and the Company dated as of April 16, 1993 (1)

                 10(d) Amendment No. 1 to Amended and Restated Credit Agreement dated as of June 29, 1993 between the Company and First Bank National Association (5)

                 10(e) Letter dated July 8, 1993 from First Bank National Association to the Company amending Amended and Restated Credit Agreement (5)

                 10(f) Amendment No. 2 to Amended and Restated Credit Agreement dated as of March 24, 1994 between the Company and First Bank National Association (6)

                 10(g) Amendment No. 3 to Amended and Restated Credit Agreement dated as of April 8, 1994 between the Company and First Bank National Association (6)

                 10(h) Amendment No. 4 to Amended and Restated Credit Agreement dated as of June 30, 1994 between the Company and First Bank National Association (7)

                 10(i) Separation Agreement and Release dated March 2, 1995 between the Company and Joseph A. Conti, Sr.*

                 11     Statement Regarding Computation of Per Share Earnings

                 13 Annual Report to Shareholders for the fiscal year ended December 28, 1994

                 21     Subsidiaries of the Company

                 23     Consent of Deloitte & Touche, LLP March 23, 1995

                 27     Financial Data Schedule

*Management contract or compensatory plan or arrangement required to be filed pursuant Item 14(c) of Form 10-K.

-------------------------------
(1) Incorporated by reference to Exhibits to the Registration Statement on Form S-3 dated June 2, 1993 (Registration No. 33-63694.)

(2) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 29, 1993.

(3) Incorporated by reference to Exhibits to the Registration Statement on Form S-1 of the Company, File No. 33-171.

(4) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 30, 1992.

(5) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the quarter ended July 14, 1993.

(6) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the quarter ended April 20, 1994.

(7) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the quarter ended July 13, 1994.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this Report.


                      ANNUAL REPORT AND PROXY STATEMENT

  With the exception of the matters specifically incorporated herein by reference to the Company's 1994 Annual Report to Shareholders or to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 1995, no other portions of such 1994 Annual Report to Shareholders or Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

                                    SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Buffets, Inc.



MARCH 23, 1995                              By /s/ Roe H. Hatlen
                                               -----------------
          Date                                 Roe H. Hatlen
                                               Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    SIGNATURE                  CAPACITY                 DATE

/s/ Roe H. Hatlen         Chairman of the Board      March 23, 1995
------------------------  and Chief Executive        --------------
Roe H. Hatlen             Officer, (Principal
                          Executive Officer)

/s/ Clark C. Grant        Executive Vice President   March 23, 1995
------------------------  of Finance and             --------------
Clark C. Grant            Administration and
                          Treasurer,
                          (Principal Financial
                          Officer)

/s/ Marguerite C. Nesset  Vice President and         March 23, 1995
------------------------  Controller (Principal      --------------
Marguerite C. Nesset      Accounting Officer)

/s/ Alan S. McDowell      Director                   March 23, 1995
------------------------                             --------------
Alan S. McDowell

/s/ Raymond A. Lipkin     Director                   March 23, 1995
------------------------                             --------------
Raymond A. Lipkin

/s/ Keith H. Erickson     Director                   March 23, 1995
------------------------                             --------------
Keith H. Erickson

/s/ David Michael Winton  Director                   March 23, 1995
------------------------                             --------------
David Michael Winton

                                 EXHIBIT INDEX


       Exhibits                                               Page
       --------                                               ----
3 (a)  Composite Amended and Restated Articles
       of Incorporation (1)

3 (b)  By-laws of the Company (2)

10(a)  1985 Stock Option Plan (3)

10(b)  1988 Stock Option Plan (4)

10(c) Amended and Restated Credit Agreement by and between First Bank National Association and the Company dated as of April 16, 1993 (1).

10(d)  Amendment No. 1 to Amended and Restated Credit
       Agreement dated as of June 29, 1993 between the Company and First Bank National
       Association (5).

10(e)  Letter dated July 8, 1993 from First Bank
       National Association to the Company amending
       Amended and Restated Credit Agreement (5).

10(f)  Amendment No. 2 to Amended and Restated Credit
       Agreement dated as of March 24, 1994 between the Company and First Bank National
       Association (6).

10(g)  Amendment No. 3 to Amended and Restated Credit
       Agreement dated as of April 8, 1994 between the Company and First Bank National
       Association (6).

10(h)  Amendment No.4 to Amended and Restated Credit
       Agreement dated as of June 30, 1994 between the Company and First Bank National
       Association (7).

10(i)  Separation Agreement and Release dated
       March 2, 1995 between the Company and
       Joseph A. Conti, Sr..............................

11     Statement Regarding Computation of Per
       Share Earnings...................................

13     Annual Report to Shareholders for the fiscal year
       ended December 28, 1994..........................

21     Subsidiaries of the Company......................

23     Consent of Deloitte & Touche, LLP ...............

27     Financial Data Schedule .........................

--------------------
    (1) Incorporated by reference to Exhibits to the Registration
        Statement on Form S-3 dated June 2, 1993 (Registration No.
        33-63694.)

    (2) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 29, 1993.

    (3) Incorporated by reference to Exhibits to the Registration
        Statement on Form S-1 of the Company, File No. 33-171.

    (4) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 30, 1992.

    (5) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 14, 1993.

    (6) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 20, 1994.

    (7) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 13, 1994.