Form 10-Q
BUFFETS INC
filed 1995-05-25
CIK 750274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

         For Quarter Ended:                 Commission File Number
           April 19, 1995                          0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

              Minnesota                     41-1462294
      (State of incorporation)      (I.R.S. Employer Identification No.)

             10260 Viking Drive, Suite 100, Eden Prairie, MN  55344
                    (Address of principal executive offices)

                                 (612) 942-9760
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X                        NO
                                -----                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding as of May 19, 1995
           -----                     ------------------------------
Common Stock, $.01 par value                31,047,731 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                 Page No.
                                                                 --------

 PART I.            FINANCIAL INFORMATION

 Item 1.            Consolidated Financial Statements:

                    Consolidated Balance Sheets-
                    December 28, 1994 and April 19, 1995 . . . . . . 3

                    Consolidated Statements of Earnings-
                    Sixteen Weeks ended April 20, 1994
                    and April 19, 1995 . . . . . . . . . . . . . . . 4

                    Consolidated Statements of Cash Flows-
                    Sixteen Weeks ended April 20, 1994 and
                    April 19, 1995 . . . . . . . . . . . . . . . . . 5

                    Notes to Consolidated Financial
                    Statements . . . . . . . . . . . . . . . . . . . 6

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations . . . . . . . . . . . . . . . . . . . 7

PART II.            OTHER INFORMATION. . . . . . . . . . . . . . . .10

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 DECEMBER 28,     APRIL 19,
                                   ASSETS                            1994           1995
                                                                 -----------      --------
                                                                        (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . .         $  6,822       $  9,073
     Receivable from landlords . . . . . . . . . . . . . .            4,291          2,476
     Inventory . . . . . . . . . . . . . . . . . . . . . .            2,438          2,920
     Notes receivable. . . . . . . . . . . . . . . . . . .              133             83
     Other current assets. . . . . . . . . . . . . . . . .            1,587          2,077
     Deferred income taxes . . . . . . . . . . . . . . . .            5,249          5,707
                                                                   --------       --------

          TOTAL CURRENT ASSETS . . . . . . . . . . . . . .           20,520         22,336
                                                                   --------       --------

PROPERTY AND EQUIPMENT:
     Land. . . . . . . . . . . . . . . . . . . . . . . . .            3,936          4,801
     Building. . . . . . . . . . . . . . . . . . . . . . .            8,013         11,875
     Equipment . . . . . . . . . . . . . . . . . . . . . .          141,261        150,549
     Leasehold improvements. . . . . . . . . . . . . . . .           95,852        101,825
                                                                   --------       --------
                                                                    249,062        269,050
     Less accumulated depreciation and amortization. . . .           65,962         72,947
                                                                   --------       --------
                                                                    183,100        196,103
GOODWILL, net of accumulated amortization of $1,046 and
  $1,113, respectively . . . . . . . . . . . . . . . . . .            4,319          4,252
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .              587            549
                                                                   --------       --------
                                                                   $208,526       $223,240
                                                                   --------       --------
                                                                   --------       --------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable. . . . . . . . . . . . . . . . . . .         $ 21,757       $ 20,317
     Accrued payroll and related benefits. . . . . . . . .           10,308         11,140
     Accrued rents . . . . . . . . . . . . . . . . . . . .            7,685          7,255
     Accrued sales taxes . . . . . . . . . . . . . . . . .            1,998          2,714
     Other accrued expenses. . . . . . . . . . . . . . . .            6,584          7,960
     Income taxes. . . . . . . . . . . . . . . . . . . . .              356          1,451
                                                                   --------       --------
          TOTAL CURRENT LIABILITIES. . . . . . . . . . . .           48,688         50,837

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . .            7,000         12,000
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES . . . . . .              544            582
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . .           10,772         10,930

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized 5,000 shares;
        none issued and outstanding
     Common stock, $.01 par value; authorized 60,000 shares;
        issued and outstanding 30,939 and
        31,006 shares, respectively. . . . . . . . . . . .              309            310
     Additional paid-in capital. . . . . . . . . . . . . .           49,158         49,717
     Retained earnings . . . . . . . . . . . . . . . . . .           92,055         98,864
                                                                   --------       --------
          TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . .          141,522        148,891
                                                                   --------       --------
                                                                   $208,526       $223,240
                                                                   --------       --------
                                                                   --------       --------


               See Notes to Consolidated Financial Statements.

                        BUFFETS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                                 SIXTEEN WEEKS ENDED
                                                ----------------------
                                                APRIL 20,     APRIL 19,
                                                  1994          1995
                                                --------      --------
                                      (in thousands, except per share amounts)

RESTAURANT SALES . . . . . . . . . . . . .      $112,488      $142,090

RESTAURANT COSTS:
            Food Costs . . . . . . . . . .        38,507        49,832
            Labor Costs  . . . . . . . . .        30,794        40,505
            Direct and occupancy costs . .        25,134        32,623
                                                --------      --------
            Total restaurant costs . . . .        94,435       122,960
                                                --------      --------

RESTAURANT PROFITS . . . . . . . . . . . .        18,053        19,130

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES . . . . . . . . .         8,183         8,214
                                                --------      --------
                                                   9,870        10,916


OTHER INCOME (EXPENSE) . . . . . . . . . .           174            66
                                                --------      --------

EARNINGS BEFORE INCOME TAXES . . . . . . .        10,044        10,982
INCOME TAXES   . . . . . . . . . . . . . .         4,020         4,173
                                                --------      --------
NET EARNINGS   . . . . . . . . . . . . . .      $  6,024      $  6,809
                                                --------      --------
                                                --------      --------
NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE . . . . . . . . .          $.19          $.22
                                                --------      --------
                                                --------      --------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING   . . . . . . . . . . . . . .        31,994        31,156





             See Notes to Consolidated Financial Statements.

                          BUFFETS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    SIXTEEN WEEKS ENDED
                                                                ---------------------------
                                                                 APRIL 20,        APRIL 19,
                                                                   1994              1995
                                                                ----------       ----------
                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings . . . . . . . . . . . . . . . . . . . . . .         $ 6,024        $ 6,809
  Adjustments to reconcile net earnings
     to net cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . .           5,519          7,173
   Tax benefit from early disposition of common stock  . .             670             37
   Deferred income taxes . . . . . . . . . . . . . . . . .             423           (300)
   Changes in assets and liabilities:
     Inventory . . . . . . . . . . . . . . . . . . . . . .            (223)          (482)
     Other current assets  . . . . . . . . . . . . . . . .            (451)          (440)
     Other assets  . . . . . . . . . . . . . . . . . . . .             (52)            44
     Accounts payable  . . . . . . . . . . . . . . . . . .           1,328         (1,440)
     Accrued payroll and related benefits  . . . . . . . .           1,057            832
     Other accrued expenses  . . . . . . . . . . . . . . .           1,616          1,662
     Income taxes currently payable  . . . . . . . . . . .             425          1,095
                                                                   -------        -------

         Total adjustments . . . . . . . . . . . . . . . .          10,312          8,181
                                                                   -------        -------

         Net cash provided by operating activities . . . .          16,336         14,990

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures. . . . . . . . . . . . . . . . .         (15,387)       (21,797)
     Cash received from landlords. . . . . . . . . . . . .           2,627          3,535
                                                                   -------        -------
         Net cash used in investing activities . . . . . .         (12,760)       (18,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of employees' stock options  .           1,045            523
     Borrowing under long-term debt. . . . . . . . . . . .                          5,000
                                                                   -------        -------
         Net cash (used in) provided by
         financing activities. . . . . . . . . . . . . . .           1,045          5,523
                                                                   -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .           4,621          2,251

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . .          12,193          6,822
                                                                   -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . .         $16,814        $ 9,073
                                                                   -------        -------
                                                                   -------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest (net of capitalized interest of $12,000 and
     $175,000 in 1994 and 1995, respectively). . . . . . .         $     1        $     0
     Income taxes  . . . . . . . . . . . . . . . . . . . .           2,502          3,341


               See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of April 19, 1995 and the results of operations and cash flows for the sixteen weeks ended April 20, 1994 and April 19, 1995.


2. These statements should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1994 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 thru 9 of this quarterly report.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The Company operates on a fifty-two or fifty-three week fiscal year, which ends on the Wednesday nearest December 31. The Company's first quarter consists of sixteen weeks; all other quarters are comprised of twelve weeks. When a fifty-three week year occurs, the Company's fourth quarter consists of thirteen weeks.

RESULTS OF OPERATIONS

SIXTEEN WEEKS ENDED APRIL 19, 1995

RESTAURANT SALES. Restaurant sales of $142.1 million during the first sixteen weeks of 1995 represented a 26.3% increase over sales of $112.5 million for the comparable period of 1994, primarily due to sales generated by new restaurants. Seventeen new restaurants opened in the first quarter of 1995, bringing the total number of Company-owned restaurants to 225 at the end of the quarter, compared to 179 restaurants open at the end of the 1994 period. Average weekly sales per restaurant for the first sixteen weeks of 1995 increased slightly by 1.1% from the comparable period of 1994. The seventeen new restaurants opened during the quarter generated average weekly sales of $56,843, well above the Company average. Comparable restaurant sales were down 2.0% for the comparable periods. The Company's price increases have been nominal.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs increased to 86.5% for the first sixteen weeks of 1995 from 84.0% for the first sixteen weeks of 1994. Food costs as a percentage of restaurant sales increased to 35.1% from 34.2%, due primarily to increases in the cost of bakery and dessert items and vegetables; labor costs increased to 28.5% from 27.4% due to increased training and staffing of hourly employees coinciding with the Company's introduction of a new customer service program in the first quarter of 1995. The Company anticipates food and labor costs to be higher than 1994 throughout 1995 due to the customer service program. Direct and occupancy costs increased to 22.9% from 22.4%, due to increases in various restaurant costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales decreased to 5.8% in the first sixteen weeks of 1995 from 7.3% in the first sixteen weeks of 1994. Expenses in absolute terms increased only $21,000 for the first sixteen weeks of 1995 from the comparable period of 1994, primarily as a result of increases in training and opening costs due to the opening of seventeen new restaurants during the first quarter of 1995 compared to five during the first quarter of 1994, offset by a $1.4 million decrease in advertising expense. Advertising costs as a percentage of restaurant sales for the period decreased to .3% in 1995 from 1.6% in 1994. The Company expects to hold advertising expenditures to less than 1% of restaurant sales through the remainder of the current year.

INCOME TAXES. Income taxes were 38.0% of earnings before taxes for the first sixteen weeks of 1995, compared to 40.0% for the first sixteen weeks of 1994, resulting from lower effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has an unsecured $40 million revolving line of credit. The Company is required to pay a quarterly commitment fee equal to 1/4 of 1% per annum of the unused balance. On May 1, 1997, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three year term loan, maturing on April 30, 2000. As of April 19, 1995, the Company had borrowings of $12 million outstanding under this credit line.

     The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open approximately 35 to 40 new restaurants during 1995, with 18 already opened at May 25, 1995. The Company expects to spend an aggregate of approximately $33 to $43 million during the remainder of 1995 on its restaurants being opened in 1995 and an additional $15 to $20 million in 1995 for restaurants that are not expected to open until early 1996, depending on the level of contributions obtained from landlords for leasehold improvements and the amount of land purchased for freestanding buildings. The Company expects to spend approximately $10 to $15 million during 1995 and 1996 remodeling restaurants to include an improved bakery/dessert area. The Company anticipates that, as it further pursues the development of freestanding locations, the cost per location and related cash requirements will increase substantially over prior years and these costs will not be offset by landlord contributions that typically have been associated with strip mall locations. The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. The Company estimates that 25% of 1995 new locations will be purchased freestanding units, and that another 25% will be freestanding leased units. Sources of capital for these restaurant development and remodeling projects are anticipated to be funds provided by operations, credit received from trade suppliers, landlord contributions to leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants and remodeling costs included in the Company's restaurant development plans for the next twelve months. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

          No material developments.

 Item 2.  Changes in Securities

          None

 Item 3.  Defaults upon Senior Securities

          None

 Item 4.  Submission of Matters to a Vote of Security Holders

          None

 Item 5.  Other Information

          None

 Item 6.  Exhibits and reports on Form 8-K

          a) Exhibits

             (27) Financial Data Schedule

          b) Reports on Form 8-K

             There were no reports on Form 8-K filed during the sixteen weeks ended April 19, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BUFFETS, INC.
                                      (Registrant)



Date:     May 25, 1995





                                                /s/ Roe H. Hatlen
                                                ---------------------------
                                                Roe H. Hatlen
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                                /s/ Clark C. Grant
                                                ----------------------------
                                                Clark C. Grant
                                                Executive Vice President of
                                                Finance and Administration
                                                and Treasurer
                                                (Principal Financial
                                                Officer)


                                                /s/ Marguerite C. Nesset
                                                ----------------------------
                                                Marguerite C. Nesset
                                                Vice President and
                                                Controller(Principal
                                                Accounting Officer)

                                 EXHIBIT INDEX


       Exhibits                                                          Page
       --------                                                          ----

27     Financial Data Schedule ......................... Filed Electronically

____________________