Form 10-Q
period 1995-07-12
BUFFETS INC
filed 1995-08-24
CIK 750274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For Quarter Ended:                           Commission File Number
  July 12, 1995                                   0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

     Minnesota                                    41-1462294
(State of incorporation)           (I.R.S. Employer Identification No.)


             10260 Viking Drive, Suite 100, Eden Prairie, MN  55344
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


                    YES  X                   NO
                       -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of August 16, 1995
          -----                    ---------------------------------
Common Stock, $.01 par value               31,115,569 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                  Page No.
                                                                  --------


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets-
          December 28, 1994 and July 12, 1995.  .  .  .  .  .  .  .   3

          Consolidated Statements of Earnings-
          Twenty-Eight Weeks ended July 13, 1994
          and July 12, 1995 and Twelve Weeks ended
          July 13, 1994 and July 12, 1995 .  .  .  .  .  .  .  .  .   4

          Consolidated Statements of Cash Flows-
          Twenty-Eight Weeks ended July 13, 1994
          and July 12, 1995.  .  .  .  .  .  .  .  .  .  .  .  .  .   5

          Notes to Consolidated Financial
          Statement  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.  .  .  .  .  .  .  .   7

PART II.  OTHER INFORMATION.  .  .  .  .  .  .  .  .  .  .  .  .  .  11

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             DECEMBER 28,   JULY 12,
                           ASSETS                               1994          1995
                                                             -----------   ----------
                                                                  (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents.  .   .  .  .  .  .  .  .  .  .     $  6,822     $ 11,128
  Receivable from landlords .  .  .  .  .  .  .  .  .  .  .        4,291        2,483
  Inventory  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        2,438        2,789
  Notes receivable .  .  .  .  .  .  .  .  .  .  .  .  .  .          133           83
  Other current assets   .  .  .  .  .  .  .  .  .  .  .  .        1,587        2,551
  Deferred income taxes  .  .  .  .  .  .  .  .  .  .  .  .        5,249        5,949
                                                                --------     --------
     TOTAL CURRENT ASSETS   .  .  .  .  .  .  .  .  .  .  .       20,520       24,983
                                                                --------     --------

PROPERTY AND EQUIPMENT:
  Land    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        3,936        5,026
  Building   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        8,013       12,651
  Equipment  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      141,261      154,403
  Leasehold improvements .  .  .  .  .  .  .  .  .  .  .  .       95,852      106,702
                                                                --------     --------
                                                                 249,062      278,782
  Less accumulated depreciation and amortization .  .  .  .       65,962       78,246
                                                                --------     --------
                                                                 183,100      200,536
GOODWILL, net of accumulated amortization of $1,046
  and $1,163, respectively  .  .  .  .  .  .  .  .  .  .  .        4,319        4,782
OTHER ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          587          525
                                                                --------     --------
                                                                $208,526     $230,826
                                                                --------     --------
                                                                --------     --------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .  .  .  .  .  .  .  .  .  .  .  .  .  .     $ 21,757     $ 20,608
  Accrued payroll and related benefits  .  .  .  .  .  .  .       10,308       12,396
  Accrued rents    .  .  .  .  .  .  .  .  .  .  .  .  .  .        7,685        7,909
  Accrued sales taxes .  .  .  .  .  .  .  .  .  .  .  .  .        1,998        2,743
  Other accrued expenses .  .  .  .  .  .  .  .  .  .  .  .        6,584        9,046
  Income taxes  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          356        2,977
                                                                --------     --------
     TOTAL CURRENT LIABILITIES                                    48,688       55,679

LONG-TERM DEBT  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        7,000        6,000
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES   .  .  .  .          544          611
DEFERRED INCOME TAXES .  .  .  .  .  .  .  .  .  .  .  .  .       10,772       11,122

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 5,000 shares;
     none issued and outstanding
  Common stock, $.01 par value; authorized 60,000 shares;
     issued and outstanding 30,939 and
     31,101 shares, respectively  .  .  .  .  .  .  .  .  .          309          311
  Additional paid-in capital   .  .  .  .  .  .  .  .  .  .       49,158       50,668
  Retained earnings   .  .  .  .  .  .  .  .  .  .  .  .  .       92,055      106,435
                                                                --------     --------
     TOTAL STOCKHOLDERS' EQUITY   .  .  .  .  .  .  .  .  .      141,522      157,414
                                                                --------     --------
                                                                $208,526     $230,826
                                                                --------     --------
                                                                --------     --------

                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)


                                    TWENTY-EIGHT WEEKS ENDED    TWELVE WEEKS ENDED
                                    ------------------------    ------------------
                                     JULY 13,     JULY 12,     JULY 13,     JULY 12,
                                       1994         1995         1994         1995
                                     --------     --------     --------     --------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
RESTAURANT SALES   . . . . . . . .  $211,410     $261,372      $98,922     $119,282

RESTAURANT COSTS:
  Food Costs   . . . . . . . . . .    72,428       91,337       33,921       41,505
  Labor Costs  . . . . . . . . . .    56,107       73,668       25,313       33,163
  Direct and occupancy costs . . .    46,032       59,256       20,898       26,633
                                    --------     --------      -------     --------
  Total restaurant costs . . . . .   174,567      224,261       80,132      101,301
                                    --------     --------      -------     --------

RESTAURANT PROFITS   . . . . . . .    36,843       37,111       18,790       17,981

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES  . . . .    15,663       14,034        7,480        5,820
                                    --------     --------      -------     --------
                                      21,180       23,077       11,310       12,161

OTHER INCOME (EXPENSE) . . . . . .       424          118          250           52
                                    --------     --------      -------     --------
EARNINGS BEFORE INCOME TAXES . . .    21,604       23,195       11,560       12,213

INCOME TAXES   . . . . . . . . . .     8,636        8,815        4,616        4,642
                                    --------     --------      -------     --------

NET EARNINGS   . . . . . . . . . .  $ 12,968     $ 14,380      $ 6,944     $  7,571
                                    --------     --------      -------     --------
                                    --------     --------      -------     --------

NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE . . . . .      $.41         $.46         $.22         $.24
                                    --------     --------      -------     --------
                                    --------     --------      -------     --------
WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING   . . . . . . . . . .    31,785       31,231       31,603       31,331

                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            TWENTY-EIGHT WEEKS ENDED
                                                           -------------------------
                                                             JULY 13,      JULY 12,
                                                               1994          1995
                                                            ---------     ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $12,968       $14,380
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization .  .  .  .  .  .  .  .       9,897        12,946
    Tax benefit from early disposition of common stock           729           146
    Deferred income taxes   .  .  .  .  .  .  .  .  .  .         594          (350)
    Changes in assets and liabilities net of
     acquisitions:
       Inventory   .  .  .  .  .  .  .  .  .  .  .  .  .        (338)         (351)
       Other current assets .  .  .  .  .  .  .  .  .  .      (1,126)         (909)
       Other assets   .  .  .  .  .  .  .  .  .  .  .  .        (243)           74
       Accounts payable  .  .  .  .  .  .  .  .  .  .  .       4,333        (1,149)
       Accrued payroll and related benefits   .  .  .  .       2,085         2,088
       Other accrued expenses  .  .  .  .  .  .  .  .  .       2,724         3,431
       Income taxes currently payable   .  .  .  .  .  .       2,441         2,621
                                                             -------       -------

         Total adjustments  .  .  .  .  .  .  .  .  .  .      21,096        18,547
                                                             -------       -------

         Net cash provided by operating activities  .  .      34,064        32,927

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of retirements .  .  .  .  .     (29,272)      (32,337)
  Cash received from landlords    .  .  .  .  .  .  .  .       3,718         4,240
  Purchase of Des Moines Royal Fork restaurant   .  .  .                      (850)
                                                             -------       -------

         Net cash used in investing activities   .  .  .     (25,554)      (28,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee's stock options   .       1,265         1,366
  Payments of long-term debt   .  .  .  .  .  .  .  .  .                    (1,000)
                                                             -------       -------

         Net cash provided by (used in) financing
         activities   .  .  .  .  .  .  .  .  .  .  .  .       1,265           366
                                                             -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS  .  .  .  .  .       9,775         4,306

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   .  .  .      12,193         6,822
                                                             -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD    .  .  .  .     $21,968       $11,128
                                                             -------       -------
                                                             -------       -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of capitalized interest of $19,000 and
  $243,000 in 1994 and 1995, respectively)    .  .  .  .     $     3       $    95
  Income taxes     .  .  .  .  .  .  .  .  .  .  .  .  .       4,872         6,398

                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of July 12, 1995 and the results of operations for the twelve weeks ended July 13, 1994 and July 12, 1995 and the results of operations and cash flows for the twenty-eight weeks ended July 13, 1994 and July 12, 1995.

2. These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1994 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 thru 10 of this quarterly report.

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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDING JULY 12, 1995

RESTAURANT SALES. Restaurant sales of $119.3 million during the second quarter of 1995 represented a 20.6% increase over sales of $98.9 million for the comparable period of 1994, primarily due to sales generated by new restaurants. Five new restaurants opened in the second quarter of 1995, bringing the total number of Company-owned restaurants to 230 at the end of the quarter, compared to 185 restaurants open at the end of the 1994 period. Average weekly sales per restaurant for the second quarter of 1995 decreased 3.7% to $43,906 from $45,589 in the comparable period of 1994. Comparable restaurant sales were down 5.9% for the comparable periods. The Company's price increases have been nominal.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs increased to 84.9% for the second quarter of 1995 from 81.0% for the second quarter of 1994. Food costs as a percentage of restaurant sales increased to 34.8% from 34.3%, due primarily to increases in the costs of fruits, vegetables and general groceries which were partially offset by decreases in the cost of beef; labor costs increased to 27.8% of sales from 25.6% due to increased staffing and higher wage rates of hourly employees due to the Company's introduction of a customer service program in the first quarter of 1995. The Company anticipates food and labor costs to be higher than 1994 throughout 1995 due to the customer service program. Direct and occupancy costs increased to 22.3% from 21.1%, due to increases in various restaurant costs and lower sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales decreased to 4.9% in the second quarter of 1995 from 7.6% in the second quarter of 1994. Expenses in absolute terms decreased 22.2% to $5.8 million for the second quarter of 1995 from $7.5 million for the comparable period of 1994, primarily due to the decrease in advertising costs to .7% in 1995 from 2.1% in 1994 as a percentage of restaurant sales. The Company will have $3 million in marketing expenditures in the third quarter relating to the Company's new marketing campaign, which will cover approximately 50% of the Old Country Buffet restaurants.

INCOME TAXES. Income taxes were 38.0% of earnings before taxes for the quarter ended July 12, 1995, compared to 39.9% for the quarter ended July 13, 1994, resulting from lower effective tax rates.

TWENTY-EIGHT WEEKS ENDING JULY 12, 1995

RESTAURANT SALES. For the first twenty-eight weeks of 1995, restaurant sales increased 23.6% to $261.4 million from $211.4 million in 1994, primarily due to sales generated by new restaurants. Twenty-two new restaurants opened in the first half of 1995, bringing the total number of company-owned restaurants to 230 at the end of the period, compared to 185 restaurants open at the end of the 1994 period. The average weekly sales per restaurant decreased by 1.1% to $42,168 from $42,650 in 1994. Comparable restaurant sales were down 3.5%. The Company's price increases have been nominal.

RESTAURANT COSTS. Restaurant costs for the twenty-eight weeks in 1995 increased to $224.3 million from $174.6 million in 1994. As a percentage of sales, 1995 costs were 85.8% and 1994 costs were 82.6%. Food costs increased to 34.9% from 34.3%, due primarily to increases in the cost of fruits, vegetables, general groceries, bakery and dessert items; labor costs increased to 28.2% from 26.5% due to increased staffing and higher wage rates of hourly employees resulting from the introduction of a customer service program; and direct and occupancy costs increased to 22.7% in 1995 from 21.8% in 1994, due to increases in various restaurant costs and lower sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the twenty-eight weeks of 1995, selling, general and administrative expenses decreased to $14.0 million from $15.7 million in 1994. This decrease was primarily due to a decrease in advertising costs of $2.76 million which was partially offset by increases in training and opening costs due to the opening of 22 restaurants during the twenty eight week period compared to 11 in the same period of 1994. As a percentage of sales, selling, general and administrative expenses decreased to 5.4% in 1995 from 7.4% in 1994. Advertising for 1995 was .5% of sales compared to 1.8% in 1994. The Company expects advertising expenditures to be 1% to 1.5% of restaurant sales for the current year as a whole, with expanded advertising starting in the third quarter as previously discussed.

INCOME TAXES. Income taxes were 38.0% of earnings before income taxes for 1995 and 40.0% in 1994, resulting from lower effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has an unsecured $40 million revolving line of credit which was amended August 4, 1995. The Company is required to pay a quarterly commitment fee equal to 1/4 of 1% per annum of the unused balance. On June 30, 1998, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three year term
loan, maturing on June 30, 2001.   As of July 12, 1995, the Company had
borrowings of $6 million outstanding under this credit line.

     The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open approximately 35 to 40 new restaurants during 1995, with 25 already opened at August 2, 1995. The Company expects to spend an aggregate of approximately $16 to $27 million during the remainder of 1995, depending on the level of contributions obtained from landlords for leasehold improvements and the amount of land purchased for free standing buildings. The Company expects to spend approximately $10 to $15 million during 1995 and 1996 remodeling restaurants to include an improved bakery/dessert area. The Company anticipates that, as it further pursues the development of freestanding locations, the cost per location and related cash requirements will increase substantially over prior years and these costs will not be offset by landlord contributions that typically have been associated with strip mall locations. The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. The Company estimates that approximately 20% of 1995 new locations will be purchased freestanding units, and that approximately another 20% will be freestanding leased units. Sources of capital for these restaurant development and remodeling projects are anticipated to be funds provided by operations, credit received from trade suppliers, landlord contributions to leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants and remodeling costs included in the Company's restaurant development plans for the next twelve months. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

          No Material developments.

 Item 2.  Changes in Securities

          None

 Item 3.  Defaults upon Senior Securities

          None

 Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of the Company was held on May 9, 1995. At the meeting the five directors of the Company were reelected, the proposed 1995 stock option plan was approved, and the appointment of independent auditors for the current year was approved, by the following votes:

          Election of Directors      FOR       WITHHOLD   NONVOTES
          ---------------------   ----------   --------   --------

          Roe H. Hatlen           27,096,033    157,435      0
          Raymond A. Lipkin       27,097,609    155,859      0
          Alan S. McDowell        27,097,659    155,809      0
          Keith H. Erickson       27,097,089    156,379      0
          David Michael Winton    27,096,459    157,009      0


                                     FOR       AGAINST    ABSTAIN    NONVOTES
                                  ----------   -------    -------    --------

          1995 Stock Option Plan  24,275,389  2,696,440   190,404       0
          Approval of auditors    27,109,193     45,964    99,407       0


 Item 5.  Other Information

          None

 Item 6.  Exhibits and reports on Form 8-K

          a)  Exhibits

     10(j) Amendment No. 5 to Amended and Restated Credit Agreement dated as of August 4, 1995 between the Company and First Bank National Association

     27)    Financial Data Schedule

          b) There were no reports on Form 8-K filed during the twelve weeks ended July 12, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BUFFETS, INC.
                                           (Registrant)


August 24, 1995

                                           /s/ Roe H. Hatlen
                                           ---------------------------
                                           Roe H. Hatlen
                                           Chairman of the Board,
                                           Chief Executive Officer
                                           (Principal Executive Officer)



                                           /s/ Clark C. Grant
                                           ---------------------------
                                           Clark C. Grant
                                           Executive Vice President of
                                           Finance and Administration
                                           and Treasurer
                                           (Principal Financial
                                           Officer)



                                           /s/ Marguerite C. Nesset
                                           ---------------------------
                                           Marguerite C. Nesset
                                           Vice President and
                                           Controller(Principal
                                           Accounting Officer)

                                  EXHIBIT INDEX


          Exhibits                                            Page
          --------                                            ----

          10(j)     Amendment No. 5 to Amended and Restated
                    Credit Agreement dated as of August 4,
                    1995 between the Company and First Bank
                    National Association . . . . . . . . .    Filed
                                                          Electronically

          27        Financial Data Schedule  . . . . . . .    Filed
                                                          Electronically



____________________