Form 10-Q
period 1995-10-04
BUFFETS INC
filed 1995-11-13
CIK 750274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For Quarter Ended:                           Commission File Number
 October 4, 1995                                    0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

       Minnesota                                  41-1462294
(State of incorporation)              (I.R.S. Employer Identification No.)

                   10260 Viking Drive, Eden Prairie, MN  55344
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

                YES X                   NO
                   -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class              Outstanding as of November 7, 1995
        -----              ----------------------------------
Common Stock, $.01 par value         31,160,769 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                      INDEX


                                                      Page No.
                                                      --------


 PART I.  FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements:

          Consolidated Balance Sheets-
          December 28, 1994 and October 4, 1995  . .      3

          Consolidated Statements of Earnings-
          Forty Weeks ended October 5, 1994
          and October 4, 1995 and Twelve Weeks
          ended October 5, 1994 and
          October 4, 1995  . . . . . . . . . . . . .      4

          Consolidated Statements of Cash Flows-
          Forty Weeks ended October 5, 1994
          and October 4, 1995  . . . . . . . . . . .      5

          Notes to Consolidated Financial
          Statements . . . . . . . . . . . . . . . .      6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . .      7

 PART II. OTHER INFORMATION  . . . . . . . . . . . .      10

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                    DECEMBER 28,   OCTOBER 4,
                                                                       1994          1995
                                                                    ------------   ----------
                                                                           (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . .        $  6,822       $ 11,615
   Receivable from landlords . . . . . . . . . . . . . . . . .           4,291          1,928
   Inventory . . . . . . . . . . . . . . . . . . . . . . . . .           2,438          2,827
   Notes receivable. . . . . . . . . . . . . . . . . . . . . .             133             78
   Other current assets. . . . . . . . . . . . . . . . . . . .           1,587          2,775
   Deferred income taxes . . . . . . . . . . . . . . . . . . .           5,249          6,368
                                                                      --------       --------
     TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . .          20,520         25,591
                                                                      --------       --------

PROPERTY AND EQUIPMENT:
   Land. . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,936          5,761
   Building. . . . . . . . . . . . . . . . . . . . . . . . . .           8,013         13,679
   Equipment . . . . . . . . . . . . . . . . . . . . . . . . .         141,261        159,136
   Leasehold improvements. . . . . . . . . . . . . . . . . . .          95,852        112,035
                                                                      --------       --------
                                                                       249,062        290,611
     Less accumulated depreciation and amortization. . . . . .          65,962         83,245
                                                                      --------       --------
                                                                       183,100        207,366

GOODWILL, net of accumulated amortization of $1,046 and
   $1,218, respectively. . . . . . . . . . . . . . . . . . . .           4,319          4,727
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .             587            505
                                                                      --------       --------
                                                                      $208,526       $238,189
                                                                      --------       --------
                                                                      --------       --------
                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . .        $ 21,757       $ 21,870
   Accrued payroll and related benefits. . . . . . . . . . . .          10,308         12,158
   Accrued rents . . . . . . . . . . . . . . . . . . . . . . .           7,685          8,792
   Accrued sales taxes . . . . . . . . . . . . . . . . . . . .           1,998          2,636
   Other accrued expenses. . . . . . . . . . . . . . . . . . .           6,584          9,626
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . .             356          1,593
                                                                      --------       --------
     TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . .          48,688         56,675

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . .           7,000          5,000
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES . . . . . . . .             544            640
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . .          10,772         11,507

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000 shares
    authorized; none issued and outstanding
   Common stock, $.01 par value; 60,000 shares
    authorized; issued and outstanding 30,939 and
    31,129 shares, respectively. . . . . . . . . . . . . . . .             309            311
   Additional paid-in capital. . . . . . . . . . . . . . . . .          49,158         50,906
   Retained earnings . . . . . . . . . . . . . . . . . . . . .          92,055        113,150
                                                                      --------       --------
     TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . .         141,522        164,367
                                                                      --------       --------
                                                                      $208,526       $238,189
                                                                      --------       --------
                                                                      --------       --------


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)


                                           FORTY WEEKS ENDED             TWELVE WEEKS ENDED
                                        -------------------------     -------------------------
                                        OCTOBER 5,     OCTOBER 4,     OCTOBER 5,     OCTOBER 4,
                                          1994           1995           1994            1995
                                        ----------     ----------     ----------     ----------

                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
RESTAURANT SALES . . . . . . . . .        $311,922       $386,425       $100,512       $125,053
RESTAURANT COSTS:
  Food costs . . . . . . . . . . .         106,355        135,134         33,927         43,797
  Labor costs  . . . . . . . . . .          81,625        107,965         25,518         34,297
  Direct and occupancy costs . . .          70,015         87,936         23,983         28,680
                                          --------       --------       --------       --------
  Total restaurant costs . . . . .         257,995        331,035         83,428        106,774
                                          --------       --------       --------       --------

RESTAURANT PROFITS . . . . . . . .          53,927         55,390         17,084         18,279

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES  . . . .          23,185         21,696          7,522          7,662
                                          --------       --------       --------       --------
                                            30,742         33,694          9,562         10,617

OTHER INCOME (EXPENSE) NET . . . .             695            329            271            211
                                          --------       --------       --------       --------
EARNINGS BEFORE INCOME TAXES . . .          31,437         34,023          9,833         10,828

INCOME TAXES . . . . . . . . . . .          12,371         12,928          3,735          4,113
                                          --------       --------       --------       --------

NET EARNINGS . . . . . . . . . . .        $ 19,066       $ 21,095       $  6,098       $  6,715
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------

NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE . . . . .            $.60           $.67           $.19           $.21
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING . . . . . . . . . . .          31,702         31,289         31,510         31,404


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FORTY WEEKS ENDED
                                                                      -------------------------
                                                                      OCTOBER 5,     OCTOBER 4,
                                                                         1994           1995
                                                                      ----------     ----------
                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .         $19,066        $21,095
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . .          14,653         18,987
    Tax benefit from early disposition of common stock . . . . .           1,018            199
    Deferred income taxes  . . . . . . . . . . . . . . . . . . .             594           (384)
    Changes in assets and liabilities:
      Inventory  . . . . . . . . . . . . . . . . . . . . . . . .            (471)          (389)
      Other current assets . . . . . . . . . . . . . . . . . . .          (1,975)        (1,128)
      Other assets . . . . . . . . . . . . . . . . . . . . . . .            (300)            99
      Accounts payable . . . . . . . . . . . . . . . . . . . . .           4,048            113
      Accrued payroll and related benefits . . . . . . . . . . .           1,213          1,850
      Other accrued expenses . . . . . . . . . . . . . . . . . .           4,989          4,787
      Income taxes currently payable . . . . . . . . . . . . . .           1,053          1,237
                                                                         -------        -------

        Total adjustments  . . . . . . . . . . . . . . . . . . .          24,822         25,371
                                                                         -------        -------

        Net cash provided by operating activities. . . . . . . .          43,888         46,466

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of retirements
   and net receipts from landlords . . . . . . . . . . . . . . .         (52,116)       (46,207)
  Cash receipts from landlords . . . . . . . . . . . . . . . . .           5,369          4,983
                                                                         -------        -------

        Net cash used in investing activities  . . . . . . . . .         (46,747)       (41,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee's stock options . . . . . .           1,934          1,551
  Payments of long-term debt . . . . . . . . . . . . . . . . . .                         (2,000)
                                                                         -------        -------

        Net cash provided by (used in) financing
        activities . . . . . . . . . . . . . . . . . . . . . . .           1,934           (449)
                                                                         -------        -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .            (925)         4,793

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . .          12,193          6,822
                                                                         -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . .         $11,268        $11,615
                                                                         -------        -------
                                                                         -------        -------

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest (Net of capitalized interest of $39 and
   $264 in 1994 and 1995, respectively). . . . . . . . . . . . .         $     3        $    99
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .           9,706         10,492


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of October 4, 1995 and the results of operations for the twelve weeks ended October 5, 1994 and October 4, 1995 and the results of operations and cash flows for the forty weeks ended October 5, 1994 and October 4, 1995.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company operates on a fifty-two or fifty-three week fiscal year, which ends on the Wednesday nearest December 31. The Company's first quarter consists of sixteen weeks; all other quarters include only twelve weeks. When a fifty-three week year occurs, the Company's fourth quarter consists of thirteen weeks.

RESULTS OF OPERATIONS

TWELVE WEEKS ENDING OCTOBER 4, 1995

RESTAURANT SALES. Restaurant sales of $125.1 million during the third quarter of 1995 represented a 24.4% increase over sales of $100.5 million for the comparable period of 1994, primarily due to sales generated by new restaurants. Four new restaurants opened and one restaurant closed in the third quarter of 1995, bringing the total number of Company-owned restaurants to 233 at the end of the quarter. Average weekly sales per restaurant for the third quarter of 1995 increased 1.0% to $44,850 from $44,399 in the comparable period of 1994. Comparable restaurant sales for the quarter were down 1.2% for comparable periods. The Company's price increases have been nominal.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs increased to 85.4% for the third quarter of 1995 from 83.0% for the third quarter of 1994. Food costs as a percentage of restaurant sales increased to 35.0% from 33.7%, primarily due to the roll out of new menu items, which increased the variety of selections, particularly in fruits and vegetables; labor costs increased to 27.4% in 1995 from 25.4% in 1994 primarily due to increased staffing and higher wage rates of hourly employees due to the Company's introduction of a customer service program in the first quarter of 1995 and a one time credit of $1.5 million in 1994 for better than anticipated workers compensation experience. Direct and occupancy costs decreased to 23.0% from 23.9% in the prior year primarily due to a charge of $1.5 million in 1994 as a provision for the cost of closing two under-performing restaurants.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales decreased to 6.1% in the third quarter of 1995 from 7.5% in the third quarter of 1994. Such expenses in absolute terms increased to $7.7 million for the third quarter of 1995 from $7.5 million for the comparable quarter of 1994. Advertising costs as a percentage of restaurant sales for the period increased to 2.1% in 1995 from .9% in 1994.

INCOME TAXES. Income taxes remained constant at 38.0% of earnings before taxes for the comparable quarters.

FORTY WEEKS ENDING OCTOBER 4, 1995.

RESTAURANT SALES. For the first forty weeks of 1995, restaurant sales increased 23.9% to $386.4 million from $311.9 million in 1994, primarily due to the addition of new restaurants. The Company opened 26 restaurants in the first forty weeks of 1995 as compared to 22 in the first forty weeks of 1994. The average weekly sales per restaurant decreased .5% to $43,000 from $43,197 in 1994. Comparable restaurant sales were down 2.3%. The Company's price increases have been nominal.

RESTAURANT COSTS. Restaurant costs for the forty weeks in 1995 increased to $331.0 from $258.0 million in 1994. As a percentage of sales, restaurant costs increased to 85.7% in 1995 from 82.7% in 1994. Food costs increased to 35.0% from 34.1% due primarily to increases in the costs of fruits, vegetables, general groceries, bakery and dessert items; labor costs increased to 27.9% from 26.2% due to increased staffing and higher wage rates of hourly employees resulting from the introduction of a customer service program; and direct and occupancy costs increased to 22.8% from 22.4% in 1995 and 1994, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the forty weeks of 1995, selling, general and administrative expenses decreased to $21.7 million from $23.2 million in 1994. As a percentage of sales, selling, general and administrative expenses decreased to 5.6% in 1995 from 7.4% in 1994. $941,000 of this decrease was due to reduced advertising. Advertising expenses as a percentage of sales was 1.0% in 1995 compared to 1.5% in 1994. The Company expects advertising expenses for the current year as a percentage of sales to be less than 1%.

INCOME TAXES. Income taxes were 38.0% of earnings before taxes for the forty weeks in 1995 compared to 39.4% in the comparable forty weeks of 1994, resulting from lower effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has an unsecured $40 million revolving line of credit. The Company is required to pay a quarterly commitment fee equal to 1/4 of 1% per annum of the unused balance. On June 30, 1998, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at
the Company's option, to a three year term loan, maturing on June 30, 2001.   As
of October 4, 1995, the Company had borrowings of $5 million outstanding under this credit line.

     The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open approximately 36 to 38 new restaurants during 1995, with 33 already opened at November 8, 1995. The Company expects to spend an aggregate of approximately $21 to $24 million during the remainder of 1995 on its restaurants being opened in 1995, depending on the level of contributions obtained from landlords for leasehold improvements and the amount of land purchased for free standing buildings. The Company anticipates that, as it further pursues the development of freestanding locations, the cost per location and related cash requirements will increase substantially over prior years and these costs will not be offset by landlord contributions that typically have been associated with strip mall locations.
The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. The Company estimates that approximately 18% of 1995 new locations will be purchased freestanding units, and that approximately another 27% will be freestanding leased units. Sources of capital for these restaurant development and remodeling projects are anticipated to be funds provided by operations, credit received from trade suppliers, landlord contributions to leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants and remodeling costs included in the Company's restaurant development plans for the next twelve months. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate.

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

               The Complaint alleges that the defendants made misrepresentations and omissions of material fact during the Class Period with respect to the Company's operations and restaurant development activities, as a result of which the price of the Company's stock allegedly was artificially inflated during the Class Period. The Complaint further alleges that certain defendents made sales of Common Stock of the Company during the Class Period while in possession of material undisclosed information about the Company's operations and restaurant development activities. The Complaint alleges that the defendents' conduct violated the Securities Exchange Act of 1934 and seeks compensatory damages in an unspecified amount, prejudgment interest, and an award of attorneys' fees, costs and expenses. On March 14, 1995 the defendants filed a joint motion to dismiss the Complaint. This motion was briefed and argued by the parties. On August 9, 1995 Magistrate Judge John M. Mason issued his Report and Recommendation recommending to the District Court that the Complaint be dismissed without prejudice. Plaintiffs have appealed this Report and Recommendation to United States District Judge Michael J. Davis. Defendants have responded by urging the District Court to accept the recommendation to dismiss the Complaint but to make the dismissal with prejudice. The parties currently are awaiting a determination by the District Court regarding this appeal from the Report and Recommendation. Management of the Company believes that the action is without merit and intends to defend it vigorously. Although the outcome of this proceeding cannot be predicted with certainty, the Company's management believes that while the outcome may have a material effect on earnings in a particular period, the outcome should not have a material effect on the financial condition of the Company.

     Item 2.   Changes in Securities

               On October 24, 1995, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding Common Share of the par value of $.01 per share of the Company. The dividend is payable on November 13, 1995 to shareholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement (the"Rights Agreement"), dated as of October 24, 1995 between the Company and the American Stock Transfer and Trust Company, as Rights Agent. Reference is made to the Company's report on Form 8-K filed on November 1, 1995 for a description of the Rights and a copy of the Rights Agreement.

     Item 3.   Defaults upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security Holders

               None

     Item 5.   Other Information

               On October 24, 1995 the Board of Directors of the Company appointed Walter R. Barry, Jr. as an additional board member to serve until the next election.

     Item 6.   Exhibits and reports on Form 8-K

          a)   Exhibits

                 4 (a)  Composite Amended and Restated Articles
                        of Incorporation (1)

                 4 (b)  By-laws of the Company (2)

                 4 (c)  Form of Rights Agreement, dated as of
                        October 24, 1995 between the Company
                        and the American Stock Transfer & Trust
                        Company, as Rights Agent. (3)

                 10(a)  1985 Stock Option Plan (4)

                 10(b)  1988 Stock Option Plan (5)

                 10(c) Amended and Restated Credit Agreement by and between First Bank National
                        Association and the Company
                        dated as of April 16, 1993(1)

                 10(d)  Amendment No. 1 to Amended and Restated
                        Credit Agreement dated as of June 29, 1993 between the Company and First Bank
                        National Association (6)

                 10(e)  Letter dated July 8, 1993 from First Bank
                        National Association to the Company
                        amending Amended and Restated Credit
                        Agreement (6)

                 10(f)  Amendment No. 2 to Amended and Restated
                        Credit Agreement dated as of March
                        24, 1994 between the Company and
                        First Bank National Association (7)

                 10(g)  Amendment No. 3 to Amended and Restated
                        Credit Agreement dated as of April 8,
                        1994 between the Company and First Bank
                        National Association (10)

                 10(h)  Amendment No. 4 to Amended and Restated
                        Credit Agreement dated as of June 30, 1994 between the Company and First Bank
                        National Association (8)

                 10(i)  Separation Agreement and Release dated
                        March 2, 1995 between the Company and
                        Joseph A. Conti, Sr.(9)

                 10(j) Amendment to No. 5 to Amended and Restated Credit Agreement dated as of August 4,
                        1995 between the Company and First Bank
                        National Association (10)

                 10(k)  1995 Stock Option Plan.

                 27)    Financial Data Schedule

          b) There were no reports on Form 8-K filed during the twelve weeks ended October 4, 1995. The Company filed a Report on Form 8-K on November 1, 1995 relating to the Rights and the Rights Agreement.
______________________________

(1) Incorporated by reference to Exhibits to the Registration
    Statement on Form S-3 dated June 2, 1993 (Registration No.
    33-63694.)

(2) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 29, 1993.

(3) Incorporated by reference to Exhibits to Current Report on Form 8-K, dated October 24, 1995.

(4) Incorporated by reference to Exhibits to the Registration
    Statement on Form S-1 of the Company, File No. 33-171.

(5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 30, 1992.

(6) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the quarter ended July 14, 1993.

(7) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the quarter ended April 20, 1994.

(8) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the quarter ended July 13, 1994.

(9) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the fiscal year ended December 28, 1994.

(10)Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the quarter ended July 12, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BUFFETS, INC.
                                           (Registrant)


November 13, 1995

                                           /s/ Roe H. Hatlen
                                           --------------------------
                                           Roe H. Hatlen
                                           Chairman of the Board,
                                           Chief Executive Officer
                                           (Principal Executive Officer)



                                           /s/ Clark C. Grant
                                           --------------------------
                                           Clark C. Grant
                                           Executive Vice President of
                                           Finance and Administration
                                           and Treasurer
                                           (Principal Financial
                                           Officer)



                                           /s/ Marguerite C. Nesset
                                           --------------------------
                                           Marguerite C. Nesset
                                           Vice President and
                                           Controller(Principal
                                           Accounting Officer)

                                 EXHIBIT INDEX


       Exhibits                                              Page
       --------                                              ----

10(k)  1995 Stock Option Plan. . . . . . . . . . . . .Filed Electronically

27     Financial Data Schedule . . . . . . . . . . . .Filed Electronically

--------------------