Form 10-K
period 1996-01-03
BUFFETS INC
filed 1996-03-27
CIK 750274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

          For the fiscal year ended:           Commission file number:
               January 3, 1996                         0-14370
                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

                  Minnesota                           41-1462294
           (State of incorporation)       (IRS Employer Identification No.)

               10260 Viking Drive, Eden Prairie, Minnesota  55344
                    (Address of principal executive offices)

                                 (612) 942-9760
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common stock, par value $.01 per share
                         Preferred Share Purchase Rights

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes:  X        No:
                                 -----         -----

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [     ]

 The aggregate market value of the shares of voting stock held by non-affiliates of the registrant was approximately $388,933,386 at March 21, 1996, based on the closing sale price for such date as reported on The Nasdaq Stock Market.

 On March 21, 1996, there were 31,314,134 shares of common stock of the Company, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of Registrant's Proxy Statement for its 1996 Annual Meeting to be held May 14, 1996 are incorporated by reference in Part III. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1996 (the "1995 Annual Report") are incorporated by reference in Parts II and IV.

                                     PART I

ITEM 1.  BUSINESS

General

 Buffets, Inc., a Minnesota corporation, was organized in 1983. Its executive offices are located at 10260 Viking Drive, Eden Prairie, Minnesota 55344. References herein to the "Company" are to Buffets, Inc. and its subsidiaries, Evergreen Buffets Inc., OCB Restaurant Co., OCB Realty Co., OCB Purchasing Co. and OCB Property Co., unless the context indicates otherwise.

 The Company is principally engaged in the development and operation of "buffet" restaurants under the name "Old Country Buffet" ("Country Buffet" in the state of Colorado). The Company obtained a federal trademark registration covering the words "Old Country Buffet" in June of 1985.

 The Company presently operates 248 company-owned restaurants in 31 states (including six new openings and one closing since year end). The Company contemplates that approximately 35 to 40 Company-owned restaurants will be opened in 1996. In addition, six franchised Old Country Buffet restaurants are in operation in Nebraska and Oklahoma.

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

 The Company's restaurants range in size from approximately 8,000 to 14,840 square feet, seat from 260 to 390 people, and generally include areas that can be partitioned to accommodate private meetings and group outings. The decor is attractive and informal. To date, the Company has located its restaurants primarily within or adjacent to strip or neighborhood shopping centers. The Company also owns eight freestanding sites. The Company's restaurants generally are open from 11:00 a.m. to 8:00 p.m. or 9:00 p.m. A majority of the Company's restaurants also serve breakfast from 8:00 a.m. to 11:30 a.m. on weekends.

 The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from those discussed herein. Certain factors that could cause or contribute to such differences are discussed herein and in the documents incorporated by reference into this Form 10-K.

Scatter System Format

 Menu items generally are presented to diners using a "scatter system" rather than a conventional straight buffet serving line. Under the scatter system, six to eight separate food islands or counters are used to present various courses of each meal to diners (for example, salads on one island, desserts on another), with diners able to proceed directly to those islands presenting the menu items they desire at the time. The scatter system promotes easier food access and has helped reduce the long lines that often occurred during peak hours in the Company's restaurants utilizing the conventional straight-line serving format. The scatter system was introduced by the Company in August 1989 and has been utilized in all of its restaurants developed since March 1990. In addition, because of the success of the scatter system, the Company pursued a remodeling program from February 1990 through 1995 with the goal of converting substantially all of its 71 then-existing restaurants from the conventional straight-line format to the scatter system. The last restaurant was converted in 1995.

Small Batch Preparation

 To ensure freshness, hot foods and bakery items are prepared repeatedly throughout the day in relatively small batches. Restaurant managers closely monitor the servicing area for the quality and availability of all items. The Company believes the freshness achieved through small batch preparation contributes significantly to the high quality of its food.

All-Inclusive Price

 The Company's restaurants currently charge, depending on the market area, $5.39 to $5.99 for lunch Monday through Saturday and $6.99 to $8.19 for dinner Monday through Sunday. On Saturday and Sunday, certain restaurants serve breakfast at prices ranging from $5.49 to $6.19. Reduced prices are available to senior citizens who purchase an annual senior club card for $1.00 per year and to children under the age of ten or twelve depending on the market area. Children's prices for all meals are $.40 to $.55 per year of their age from two through ten or twelve. Customers pay prior to entering the dining area and are assisted to tables by restaurant employees. They may return for second helpings and additional beverages and desserts without additional charge.

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

 Each restaurant general manager reports to a district manager, each of whom in turn reports to a regional director (currently eight persons). Each regional director reports to the Company's Executive Vice President of Operations.

 The Company maintains centralized financial and accounting controls for its restaurants. On a daily basis, restaurant managers forward customer counts, sales, labor costs and deposit information to Company headquarters. On a weekly basis, restaurant managers forward a summarized profit and loss statement, sales report, and supplier invoices. Payroll data is forwarded every two weeks.

 MANAGEMENT TRAINING. Old Country Buffet has a series of Training Programs which are designed to provide managers with the appropriate knowledge and skills necessary to be successful in their current position. All new managers, hired from outside the Company, are required to complete an extensive seven-week in-field training program which focuses on the basic operating skills and management functions necessary to shift manage an Old Country Buffet restaurant. The Company also emphasizes the internal development of new management. There is a three week intensive Management Training Program for managers promoted from hourly positions, conducted at the Company's Training Center located in Eden Prairie, Minnesota. These managers-in-training participate in a series of seminars designed to develop basic management skills, food production, operational programs and personnel management. Training and development of these new managers, both internal promotions and external hires, continues beyond the initial training periods. Managers continue to work with a structured, self paced, Management Skills Training Manual, a training program designed to further develop their proficiency in management supervisory skills. Before a manager is promoted this Management Skills Training Manual must be completed.

 Advancement is tied both to current operational performance and training. Before being promoted to Food Manager, managers must successfully complete a two-week training program in food quality, food training and food production conducted at the Company's Training Center. Individuals designated for promotion to General Manager attend a General Manager two-week training program conducted at the Training Center. This program focuses on advanced management skills with emphasis on team building and performance accountability. General Managers being considered for promotion to District Manager complete a two-week training program for new District Managers. This training is also conducted at the Company's Training Center and focuses on impact management, personnel development, advanced problem solving and action plans.

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

 The Company has taken advantage of joint venture opportunities from time to time, principally as a means of entering new geographic markets. In November 1988, the Company established Evergreen Buffets, Inc., a majority owned joint venture subsidiary of the Company, to develop and operate Old Country Buffet restaurants in Washington and Oregon. The Company held 90% of the outstanding capital stock of this subsidiary and, in December 1995, the Company purchased the outstanding capital stock of the subsidiary held by the minority shareholder in exchange for 92,991 shares of Company Common Stock and Evergreen Buffets, Inc. thereby became a wholly owned subsidiary of the Company.

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

 Sales are seasonal, with a lower percentage of annual sales occurring in most of its current market areas during the winter months. Sales may also be affected by unusual weather patterns or matters of public interest that compete for the customers' attention.

Advertising and Promotion

 To date the Company has relied primarily on customers' word-of-mouth recommendations to promote its business. As a result, prior to 1993, annual advertising costs never exceeded 1.1% of restaurant sales, such costs being incurred primarily for menu cards, brochures and a limited amount of local newspaper, radio and television advertising. Based on favorable results, the Company increased its rate of expenditure on advertising to 1.3% of restaurant sales in 1994, primarily for increased radio and television advertising. The Company lowered its advertising spending to .9% of restaurant sales in 1995 due to the decision in the fourth quarter of 1994 to use those dollars in food and labor to better serve the guest. The Company expects to spend approximately 1.5% of restaurant sales on advertising in 1996. The Company is prepared to increase its advertising expenditures in the future if it determines that further increases are likely to generate sufficient additional revenues. The Company believes its senior citizen discount program has encouraged many senior citizens to eat at the Company's restaurants.

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

Employees

 As of March 13, 1996, the Company employed approximately 15,540 persons, including 990 supervisory and administrative, 260 managerial, and 14,290 restaurant employees. Approximately 66% of the Company's restaurant employees work part-time. Relations with employees have been satisfactory and no work stoppages due to labor disputes have occurred. The Company anticipates that its work force will increase by more than 16% by the end of 1996.

Restaurant Development

 GENERAL. The Company opened 38 restaurants and closed three in 1995 and expects to open approximately 35 to 40 restaurants in 1996, of which six were open as of March 18, 1996. One restaurant was closed in February 1996. The Company intends to pursue expansion during 1996 in both existing and new markets.

 The ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain a sufficient number of qualified restaurant managers, and the availability of capital. The Company actively and continuously attempts to identify and negotiate leases and land purchases for additional new locations, and expects that it will be able to achieve its intended development schedule for 1996, though there is no assurance that this will be the case.

 GEOGRAPHIC EXPANSION STRATEGY. The Company initially concentrated its restaurant development in the Midwest, and then after several years expanded to other regions of the country. The Company currently operates in 31 states and opened its first restaurants in West Virginia and Maine during 1995. The Company attempts to cluster its restaurants in geographic areas to achieve economies of scale in costs of supervision, marketing and purchasing.

  SITE SELECTION CRITERIA. The primary criteria considered by the Company in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups (such as families and senior citizens) that tend to favor the Company's restaurants, and the occupancy cost of the proposed restaurant. The Company has found that these criteria frequently are satisfied by well-located strip shopping centers that benefit from cotenancy with strong national retailers and visibility to high traffic roads. All but 56 of the Company's current restaurants are located in such centers. Twenty-eight of the other 56 restaurants are located in regional or other enclosed shopping malls and twenty-eight are located in free-standing structures. The Company will pursue free-standing locations only if the projected return on investment falls within acceptable ranges. The Company typically requires a population density of at least 100,000 within five miles of each new location, and currently is concentrating its development efforts on urban areas that can accommodate a number of Company restaurants. Because an Old Country Buffet restaurant typically draws a significant volume of customers and because of the Company's financial strength, the Company often has been able to negotiate favorable lease terms.

  RESTAURANT CONSTRUCTION. In an effort to better control costs and improve quality, the Company is closely involved in the construction of its restaurants, and also in the acquisition and installation of fixtures and equipment. The Company acts as its own general contractor, using restaurant designs prepared by the Company's own architectural staff. The Company normally satisfies the equipment and other restaurant supply needs of its new restaurants from inventory acquired directly from manufacturers and stored at the Company's warehouse in Eden Prairie, Minnesota. Restaurants located in shopping centers typically open approximately 11 weeks after construction begins, while free-standing restaurants typically open approximately 17 weeks after construction begins. The average cost to develop an Old Country Buffet restaurant located in a shopping center during fiscal 1995 was approximately $759,000 for leasehold improvements (net of landlord contributions) and approximately $627,000 for equipment and furnishings. Free-standing owned restaurants developed in 1995 and the first part of 1996 entailed an average land cost of $521,000 and a projected average building cost of $1,474,000. It is expected the increased development of free-standing restaurants will increase the average cost per unit and associated capital requirements in 1996.

ITEM 2.  PROPERTIES

  The Company's executive offices are located in approximately 30,000 square feet of leased space in Eden Prairie, Minnesota, for a term ending October 31, 1997. The Company has the option to extend the lease or seek other alternatives, including the development of a corporate headquarters in Eagan, MN on a parcel of land purchased in 1995 for this potential use. The Company also leases a 22,200 square foot warehouse and training center in Eden Prairie, Minnesota for a term ending January 31, 1997. The lease has 5 one year options which the Company could exercise to extend the lease through January 31, 2002. The Company owns a 72,000 square foot facility in Marshfield, Wisconsin which it utilizes for the fabrication of cabinetry and fixtures for restaurants.

 Most of the Company's restaurants are located in leased facilities, although land purchases for free-standing restaurants will be considered in instances where more acceptable return on investment justifies the additional investment. Twenty-eight restaurants are located in free-standing buildings, twenty-eight are located in regional or other enclosed shopping malls, and the rest are located in strip or neighborhood shopping centers. Most of the leases provide for a minimum annual rent and additional rent calculated as a percentage of restaurant sales, generally 3% to 5%, if the rents so calculated exceed the minimum. The initial terms of the Company's leases generally range from ten to fifteen years, and the leases usually have renewal options for additional five to ten year periods.

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

ITEM 3.  LEGAL PROCEEDINGS

 IN RE BUFFETS, INC. SECURITIES LITIGATION, United States District Court for the District of Minnesota, Master No. 3-94-1447. This action is a consolidation of four separate lawsuits. The first lawsuit was commenced by ZSA Asset Allocation Fund and ZSA Equity Fund on or about November 7, 1994. Three other substantially similar actions were filed shortly thereafter by alleged shareholders Marc Kushner, Trustee for Service Lamp Corp. Profit Sharing Plan, Jerrine Fernandes, and John J. Nuttall. By Pretrial Order No. 1, entered in early January 1995, the District Court ordered that the four lawsuits be consolidated into the single pending action and that plaintiffs serve and file a Consolidated Amended Class Action Complaint (the "Complaint"), which was served on or about January 31, 1995. The Court ordered the dismissal of the Complaint upon motion by the defendants, but granted plaintiffs leave to replead. Plaintiffs filed their Second Amended, Consolidated Class Action Complaint (the "Second Complaint") on December 11, 1995. Defendants have moved to dismiss the Second Complaint, but defendants' motion has not yet been heard by the Court.

 The Second Complaint is against the Company and several of its officers and directors. In the Second Complaint, plaintiffs seek to represent a putative class consisting of all persons and entities (excluding defendants and certain others) who purchased shares of the Company's Common Stock during the period commencing October 26, 1993 and ending October 25, 1994 (the "Class Period"). The Second Complaint alleges that the defendants made misrepresentations and omissions of material fact during the Class Period with respect to the Company's operations and restaurant development activities, as a result of which the price of the Company's stock allegedly was artificially inflated during the Class Period. The Second Complaint further alleges that certain defendants made sales of Common Stock of the Company during the Class Period while in possession of material undisclosed information about the Company's operations and restaurant development activities. The Second Complaint alleges that the defendants' conduct violated the Securities Exchange Act of 1934 and seeks compensatory damages in an unspecified amount, prejudgment interest, and an award of attorneys' fees, costs and expenses.

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

                       Executive   Principal Occupation and
                       Officer     Business Experience
Name and Age            Since      For Last Five Years
--------------------------------------------------------------------------------
Roe H. Hatlen (52)     1983        Founder and Chairman and Chief
                                   Executive Officer of the Company since
                                   December 1983; President of the Company, May
                                   1989 to September 1992; Treasurer of the
                                   Company, November 1983 to May 1986.

Clark C. Grant (44)    1986        Executive Vice President of
                                   Finance and Administration since
                                   December 1994 and Treasurer of the Company since May 1986; Vice President of Finance of the Company, January 1991 to December
                                   1994; Controller of the Company, July 1984 to
                                   April 1989.

                        Executive  Principal Occupation and
                         Officer   Business Experience
Name and Age              Since    For Last Five Years
--------------------------------------------------------------------------------
Jean C. Rostollan (44)     1991    Executive Vice President of
                                   Development and Purchasing since
                                   December 1994 and Assistant
                                   Secretary of the Company since
                                   February 1992; Vice President of
                                   Purchasing and Distribution of the Company, September 1992 to December 1994; Vice
                                   President of Purchasing and Marketing of the Company, January 1991 to August 1992;
                                   Director of Purchasing and Marketing of the Company, June 1987 to January 1991; Director of Purchasing of the Company, October 1986 to June 1987.

Rick H. White (38)         1993    Executive Vice President of Operations of the
                                   Company since December 1994; Vice President of Operations of the Company,
                                   September 1992 to December 1994; Regional
                                   Director of the Company, October 1990 to
                                   August 1992; District Manager of the Company,
                                   February 1988 to September 1990; Restaurant
                                   General Manager of the Company, January 1986 to February 1988.

Marguerite C. Nesset (39)  1994    Vice President of Accounting since July 1994
                                   and Controller of the Company since April
                                   1989; Assistant Controller of the Company,
                                   April 1987 to April 1989.

Brent P. DeMesquita (47)   1995    Vice President of Training and Human
                                   Resources since June 1995; Director of
                                   Training of the Company, September
                                   1993 to June 1995; Vice President of
                                   Organizational Development of Taco Time
                                   International, Inc., July 1991 to September
                                   1993; Vice President of Human Resources
                                   and Training of Taco Time International,
                                   Inc., December 1990 to June 1991; Director of
                                   Human Resources and Training of Taco Time
                                   International, Inc., August 1990 to November
                                   1990; Director of Training of Taco Time
                                   International, Inc., June 1987 to July 1990.
                                   (1)

                        Executive  Principal Occupation and
                         Officer   Business Experience
Name and Age              Since    For Last Five Years
--------------------------------------------------------------------------------
H. Thomas Mitchell (39)    1995    Vice President and General Counsel of the
                                   Company since June 1995; Corporate Counsel of the Company, June 1994 to June 1995; General
                                   Counsel of Lend Lease Trucks Inc., February
                                   1992 to June 1994 (2); Senior Vice President and General Counsel of Consul Restaurant
                                   Corporation, February 1988 to February
                                   1992.(3)

Brad J. McNaught (35)      1995    Vice President of Real Estate of the Company
                                   since June 1995; Director of Real Estate of the Company, June 1994 to June 1995; Real
                                   Estate Representative of the Company,
                                   September 1991 to June 1994; Asset Manager for Dain Corporation, July 1988 to
                                   September 1991. (4)


(1) Taco Time International, Inc. is a privately held operator of Mexican fast food restaurants.

(2) Lend Lease Trucks Inc. is a privately held company providing leasing and rentals of trucks.

(3) Consul Restaurant Corporation was a publicly held franchisee of Chi Chi's restaurants which filed for Chapter 11 Bankruptcy protection in 1991.

(4) Dain Corporation is a full service real estate investment firm affiliated with Dain Bosworth Incorporated., a subsidiary of Inter-Regional Financial Group.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

 The information set forth under the caption "Market for the Company's Common Stock and Related Stockholder Matters" on page 19 of the 1995 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

 The information set forth under the caption, "Selected Consolidated Financial Data" on page 4 of the 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 5 through 8 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The information required under this Item 8 is incorporated herein by reference to pages 9 through 19 of the Company's 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Incorporated herein by reference to the sections captioned "Number and Election of Directors", "Certain Information Regarding Board of Directors of the Company" and "Beneficial Ownership Reporting" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 3, 1996. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

 Incorporated herein by reference to the section captioned "Compensation of Executive Officers" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 3, 1996; provided, however, that the subsection thereof entitled "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 Incorporated herein by reference to the similarly captioned section in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 3, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 Incorporated herein by reference to the section captioned "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 3, 1996.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

          (a) The following documents are filed as part of this Report.

           1.  Financial Statements

                    Consolidated Balance Sheets at December 28,
                    1994 and January 3, 1996*

                    Consolidated Statements of Earnings for the Years Ended December 29, 1993, December 28,
                    1994 and January 3, 1996*

                    Consolidated Statements of Stockholders'
                    Equity for the Years Ended December 29, 1993,
                    December 28, 1994, and January 3, 1996*

                    Consolidated Statements of Cash Flows for the
                    Years Ended December 29, 1993, December
                    28, 1994, and January 3, 1996*

                    Notes to Consolidated Financial Statements*

                    Independent Auditors' Report*
_________________________

*Incorporated herein by reference to pages 9 through 19 of the Company's 1995 Annual Report

   2.      Supplemental Financial Schedules

                       None

   3.      Exhibits

                3 (a)  Composite Amended and Restated Articles
                       of Incorporation (1)

                3 (b)  By-laws of the Company (2)

                3 (c) Form of Rights Agreement, dated as of October 24, 1995 between the Company and the American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agreement")
                       (3)

                10(a)  1985 Stock Option Plan (4)*

                10(b)  1988 Stock Option Plan (5)*

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

                10(e) Letter dated July 8, 1993 from First Bank National Association to the Company amending Amended and Restated Credit Agreement (6)

                10(f) Amendment No. 2 to Amended and Restated Credit Agreement dated as of March 24, 1994 between the Company and First Bank National Association (7)

                10(g) Amendment No. 3 to Amended and Restated Credit Agreement dated as of April 8, 1994 between the Company and First Bank National Association (10)

                10(h) Amendment No. 4 to Amended and Restated Credit Agreement dated as of June 30, 1994 between the Company and First Bank National Association (8)

                10(i) Separation Agreement and Release dated March 2, 1995 between the Company and Joseph A. Conti, Sr. (9)

                10(j) Amendment No. 5 Amended and Restated Credit Agreement dated as of August 4, 1995 between the Company and First Bank National Association (10)

                10(k)  1995 Stock Option Plan(11)*

                11     Statement Regarding Computation of Per Share Earnings

                13 Annual Report to Shareholders for the fiscal year ended January 3, 1996

                21     Subsidiaries of the Company

                23     Consent of Deloitte & Touche LLP
                       dated March 27, 1996

                27     Financial Data Schedule

*Management contract or compensatory plan or arrangement required to be filed pursuant Item 14(c) of Form 10-K.
______________________________

(1) Incorporated by reference to Exhibits to Registration Statement on Form S-3 dated June 2, 1993 (Registration No.33-63694.)

(2) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 29, 1993.

(3) Incorporated by reference to Exhibits to Report on Form 8-K, dated October 24, 1995.

(4) Incorporated by reference to Exhibits to Registration Statement on Form S-1 dated October 25, 1985 (Registration No. 33-171).

(5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 30, 1992.

(6) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 14, 1993.

(7) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 20, 1994.

(8) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 13, 1994.

(9) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the fiscal year ended December 28, 1994.

(10) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 12, 1995.

(11) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended October 4, 1995.

     (b) Reports on Form 8-K.

         The Company filed a Report on Form 8-K on November 1, 1995 relating to the Rights Agreement.

                        ANNUAL REPORT AND PROXY STATEMENT

 With the exception of the matters specifically incorporated herein by reference to the Company's 1995 Annual Report to Shareholders or to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, no other portions of such 1995 Annual Report to Shareholders or Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES



 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Buffets, Inc.



March 27, 1996                          By /s/ Roe H. Hatlen
--------------------                      -------------------
      Date                                Roe H. Hatlen
                                          Chairman of the Board

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                  Capacity                    Date
    ---------                  --------                    ----

/s/ Roe H. Hatlen          Chairman of the Board       March 27,1996
----------------------     and Chief Executive         -------------
Roe H. Hatlen              Officer (Principal
                           Executive Officer)

/s/ Clark C. Grant         Executive Vice President    March 27, 1996
----------------------     of Finance and              --------------
Clark C. Grant             Administration and
                           Treasurer (Principal
                           Financial Officer)

/s/ Marguerite C. Nesset   Vice President of           March 27, 1996
------------------------   Accounting and              --------------
Marguerite C. Nesset       Controller (Principal
                           Accounting Officer)

/s/ Alan S. McDowell       Director                    March 27, 1996
------------------------                               --------------
Alan S. McDowell

/s/ Raymond A. Lipkin      Director                    March 27, 1996
------------------------                               --------------
Raymond A. Lipkin

/s/ Keith H. Erickson      Director                    March 27, 1996
------------------------                               --------------
Keith H. Erickson

/s/ David Michael Winton   Director                    March 27, 1996
------------------------                               --------------
David Michael Winton

/s/ Walter R. Barry, Jr.   Director                    March 27, 1996
------------------------                               --------------
Walter R. Barry, Jr.

                                 EXHIBIT INDEX


       Exhibits                                                            Page
       --------                                                            ----

3 (a) Composite Amended and Restated Articles of Incorporation (1)

3 (b) By-laws of the Company (2)

3 (c) Form of Rights Agreement, dated as of October 24, 1995 between the Company and the American Stock Transfer & Trust Company, as Rights Agent (3)

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

10(e) Letter dated July 8, 1993 from First Bank National Association to the Company amending Amended and Restated Credit Agreement (6)

10(f) Amendment No. 2 to Amended and Restated Credit Agreement dated as of March 24, 1994 between the Company and First Bank National Association (7)

10(g) Amendment No. 3 to Amended and Restated Credit Agreement dated as of April 8, 1994 between the Company and First Bank National Association (10)

10(h) Amendment No.4 to Amended and Restated Credit Agreement dated as of June 30, 1994 between the Company and First Bank National Association (8)

10(i) Separation Agreement and Release dated March 2, 1995 between the
      Company and  Joseph A. Conti, Sr. (9)

10(j) Amendment No.5 to Amended and Restated Credit Agreement dated as of August 4, 1995 between the Company and First Bank National Association (10)

10(k) 1995 Stock Option Plan (11)

11    Statement Regarding Computation of Per
      Share Earnings . . . . . . . . . . . . . . .   Filed Electronically

13    Annual Report to Shareholders for the fiscal
      year ended January 3, 1996 . . . . . . . . .   Filed Electronically

21    Subsidiaries of the Company. . . . . . . . .   Filed Electronically

23    Consent of Deloitte & Touche LLP . . . . . .   Filed Electronically

27    Financial Data Schedule. . . . . . . . . . .   Filed Electronically


____________________

    (1)  Incorporated by reference to Exhibits to Registration
         Statement on Form S-3 dated June 2, 1993 (Registration No.
         33-63694.)

    (2) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 29, 1993.

    (3) Incorporated by reference to Exhibits to Report on Form 8-K, dated October 24, 1995.

    (4)  Incorporated by reference to Exhibits to Registration
         Statement on Form S-1 dated October 25, 1985 (Registration No.
         33-171.)

    (5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 30, 1992.

    (6) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 14, 1993.

    (7) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 20, 1994.

    (8) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 13, 1994.

    (9) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the fiscal year ended December 28, 1994.

    (10) Incorporated by reference to Exhibits to Quarterly
         Report on Form 10-Q for the quarter ended July 12, 1995.

    (11) Incorporated by reference to Exhibits to Quarterly
         Report on Form 10-Q for the quarter ended October 4, 1995.