Form 10-Q
period 1996-04-24
BUFFETS INC
filed 1996-05-31
CIK 750274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For Quarter Ended:                           Commission File Number
  April 24, 1996                                  0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

       Minnesota                             41-1462294
(State of incorporation)           (I.R.S. Employer Identification No.)

             10260 Viking Drive, Suite 100, Eden Prairie, MN  55344
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

                    YES  X                        NO
                        ---                          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                      Outstanding as of May 22, 1996
        -----                      ------------------------------
Common Stock, $.01 par value               31,328,834 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

 PART I.   FINANCIAL INFORMATION

 Item 1.   Consolidated Financial Statements:

           Consolidated Balance Sheets-
           January 3, 1996 and April 24, 1996. . . . . . . . . . . . .      3

           Consolidated Statements of Earnings-
           Sixteen Weeks ended April 19, 1995
           and April 24, 1996. . . . . . . . . . . . . . . . . . . . .      4

           Consolidated Statements of Cash Flows-
           Sixteen Weeks ended April 19, 1995 and
           April 24, 1996. . . . . . . . . . . . . . . . . . . . . .        5

           Notes to Consolidated Financial
           Statements. . . . . . . . . . . . . . . . . . . . . . . .        6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . . . .        7

PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .       11

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             JANUARY 3,      APRIL 24,
                         ASSETS                                 1996           1996
                                                              --------       --------
                                                                  (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . .        $ 13,375       $ 13,286
  Receivable from landlords. . . . . . . . . . . . . .           2,028          1,634
  Inventory. . . . . . . . . . . . . . . . . . . . . .           3,044          2,839
  Prepaid rents. . . . . . . . . . . . . . . . . . . .           1,950            582
  Other current assets . . . . . . . . . . . . . . . .           1,446          1,135
  Refundable income taxes. . . . . . . . . . . . . . .           1,829
  Deferred income taxes. . . . . . . . . . . . . . . .           5,723          6,210
                                                              --------       --------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .          29,395         25,686

    PROPERTY AND EQUIPMENT:
  Land . . . . . . . . . . . . . . . . . . . . . . . .           8,135          8,155
  Building . . . . . . . . . . . . . . . . . . . . . .          13,221         14,709
  Equipment. . . . . . . . . . . . . . . . . . . . . .         164,371        168,921
  Leasehold improvements . . . . . . . . . . . . . . .         122,125        126,417
                                                              --------       --------
                                                               307,852        318,202
  Less accumulated depreciation and amortization . . .          87,225         94,971
                                                              --------       --------
                                                               220,627        223,231
GOODWILL, net of accumulated amortization of $1,274 and
 $1,363, respectively. . . . . . . . . . . . . . . . .           5,365          5,276
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .             520            491
                                                              --------       --------
                                                              $255,907       $254,684
                                                              --------       --------
                                                              --------       --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . .        $ 24,375       $ 23,004
  Accrued payroll and related benefits . . . . . . . .          12,602         10,830
  Accrued rents. . . . . . . . . . . . . . . . . . . .           9,306          8,814
  Accrued sales taxes. . . . . . . . . . . . . . . . .           2,463          1,730
  Other accrued expenses . . . . . . . . . . . . . . .           8,656          8,394
  Income taxes . . . . . . . . . . . . . . . . . . . .                          1,151
                                                              --------       --------
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .          57,402         53,923

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .          14,000         10,000
DEFERRED INCOME. . . . . . . . . . . . . . . . . . . .             598            477
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .          11,979         12,501

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 5,000 shares;
    none issued and outstanding
  Common stock, $.01 par value; authorized 60,000 shares;
    issued and outstanding 31,282 and
    31,316 shares, respectively. . . . . . . . . . . .             313            313
  Additional paid-in capital . . . . . . . . . . . . .          52,728         53,034
  Retained earnings. . . . . . . . . . . . . . . . . .         118,887        124,436
                                                              --------       --------
    TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .         171,928        177,783
                                                              --------       --------
                                                              $255,907       $254,684
                                                              --------       --------
                                                              --------       --------



                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                           SIXTEEN WEEKS ENDED
                                                         -----------------------
                                                         APRIL 19,      APRIL 24,
                                                           1995           1996
                                                         --------       --------
                (in thousands, except per share amounts)
RESTAURANT SALES . . . . . . . . . . . . . . . . .       $142,090       $155,935

RESTAURANT COSTS:
  Food costs . . . . . . . . . . . . . . . . . . .         49,832         54,573
  Labor costs. . . . . . . . . . . . . . . . . . .         40,505         46,033
  Direct and occupancy costs . . . . . . . . . . .         32,623         38,307
                                                         --------       --------
  Total restaurant costs . . . . . . . . . . . . .        122,960        138,913
                                                         --------       --------

RESTAURANT PROFITS . . . . . . . . . . . . . . . .         19,130         17,022

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES . . . . . . . . . . . . .          8,214          8,206
                                                         --------       --------
                                                           10,916          8,816

OTHER INCOME . . . . . . . . . . . . . . . . . . .             66            134
                                                         --------       --------

EARNINGS BEFORE INCOME TAXES . . . . . . . . . . .         10,982          8,950
INCOME TAXES . . . . . . . . . . . . . . . . . . .          4,173          3,401
                                                         --------       --------
NET EARNINGS . . . . . . . . . . . . . . . . . . .       $  6,809       $  5,549
                                                         --------       --------
                                                         --------       --------
NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE . . . . . . . . . . . . .           $.22           $.18
                                                         --------       --------
                                                         --------       --------
WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING . . . . . . . . . . . . . . . . . . .         31,156         31,556



                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIXTEEN WEEKS ENDED
                                                                    ----------------------
                                                                   APRIL 19,      APRIL 24,
                                                                     1995           1996
                                                                    -------        -------
                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . .        $ 6,809        $ 5,549
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . .          7,173          8,231
    Tax benefit from early disposition of common stock . . .             37             32
    Deferred income. . . . . . . . . . . . . . . . . . . . .                          (121)
    Deferred income taxes. . . . . . . . . . . . . . . . . .           (300)            35
  Changes in assets and liabilities:
    Inventory. . . . . . . . . . . . . . . . . . . . . . . .           (482)           205
    Other current assets . . . . . . . . . . . . . . . . . .           (440)         1,679
    Refundable income taxes. . . . . . . . . . . . . . . . .                         1,829
    Other assets . . . . . . . . . . . . . . . . . . . . . .             44             (1)
    Accounts payable . . . . . . . . . . . . . . . . . . . .         (1,440)        (1,371)
    Accrued payroll and related benefits . . . . . . . . . .            832         (1,772)
    Other accrued expenses . . . . . . . . . . . . . . . . .          1,662         (1,487)
    Income taxes currently payable . . . . . . . . . . . . .          1,095          1,151
                                                                    -------        -------
      Total adjustments. . . . . . . . . . . . . . . . . . .          8,181          8,410
                                                                    -------        -------

      Net cash provided by operating activities. . . . . . .         14,990         13,959

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . . .        (21,797)       (11,538)
  Cash received from landlords . . . . . . . . . . . . . . .          3,535          1,216
                                                                    -------        -------
      Net cash used in investing activities. . . . . . . . .        (18,262)       (10,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employees' stock options . . . .            523            274
  Payments of long-term debt . . . . . . . . . . . . . . . .                        (4,000)
  Borrowing under long-term debt . . . . . . . . . . . . . .          5,000
                                                                    -------        -------
      Net cash provided by (used in)
        financing activities . . . . . . . . . . . . . . . .          5,523         (3,726)
                                                                    -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .          2,251            (89)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . .          6,822         13,375
                                                                    -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . .        $ 9,073        $13,286
                                                                    -------        -------
                                                                    -------        -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of capitalized interest of $175 and
  $134 in 1995 and 1996, respectively) . . . . . . . . . . .        $     0        $    21
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .          3,341            354


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of April 24, 1996 and the results of operations and cash flows for the sixteen weeks ended April 19, 1995 and April 24, 1996.


2. These statements should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1996 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 9 of this quarterly report.


3. On April 30, 1996 the Company increased its unsecured revolving line of credit to $50 million. The Company is required to pay a quarterly commitment fee equal to 1/4 of 1% per annum of the unused balance. On
     July 1, 1999, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2002.

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

RESULTS OF OPERATIONS

SIXTEEN WEEKS ENDED APRIL 24, 1996

RESTAURANT SALES. Restaurant sales of $155.9 million during the first sixteen weeks of 1996 represented a 9.7% increase over sales of $142.1 million for the comparable period of 1995, due to sales generated by new restaurants. Sales for the quarter were negatively impacted largely as the result of the severe winter weather experienced by much of the nation during the first sixteen weeks of 1996. Eight new restaurants opened and one restaurant (previously reserved for) closed in the first quarter of 1996, bringing the total number of Company-owned restaurants to 250 at the end of the quarter, compared to 225 restaurants open at the end of the comparable 1995 period. Average weekly sales per restaurant for the first sixteen weeks of 1996 decreased 3.5% to $39,391 from $40,812 in the comparable period of 1995. The eight new restaurants opened during the quarter generated average weekly sales of $53,683, well above the Company average. Comparable sales per restaurant were down 3.4% for the comparable periods. The Company's price increases have been nominal.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs increased to 89.1% for the first sixteen weeks of 1996 from 86.5% for the first sixteen weeks of 1995. Food costs as a percentage of restaurant sales decreased slightly to 35.0% from 35.1%. Labor costs increased to 29.5% in 1996 from 28.5% in 1995 due to increased staffing of hourly employees and increased hourly rates. The Company anticipates that food and labor costs in the second quarter of 1996 will be less as a percentage of sales than last year's comparable quarter. Direct and occupancy costs increased as a percentage of sales to 24.6% in 1996 from 22.9% in 1995, due to increases in utilities, repair and maintenance, and various other restaurant costs. Also, comparable sales per restaurant were down, which increases restaurant fixed costs as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales decreased to 5.2% in the first sixteen weeks of 1996 from 5.8% in the first sixteen weeks of 1995. Such expenses in absolute terms were substantially unchanged at $8.2 million for the first sixteen weeks of 1996 from the comparable period of 1995, primarily as a result of decreases in training and opening costs due to the opening of eight new restaurants during the first quarter of 1996 compared to 17 during the first quarter of 1995, offset by an increase in advertising expense. Advertising costs as a percentage of restaurant sales for the period increased to .6% in 1996 from .3% in 1995. The Company expects to hold advertising expenditures to less than 1% of restaurant sales through the remainder of the current year.

INCOME TAXES. Income taxes were 38% of earnings before taxes for each of the comparable quarters of 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES
     On April 30, 1996 the Company increased its unsecured revolving line of credit to $50 million. The Company is required to pay a quarterly commitment fee equal to 1/4 of 1% per annum of the unused balance. On July 1, 1999, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2002. As of April 24, 1996, the Company had borrowings of $10 million outstanding under this credit line.

     The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open approximately 35 to 40 new restaurants during 1996, with 9 already opened at May 24, 1996. The Company expects to spend an aggregate of approximately $28 to $40 million during the remainder of 1996 on its restaurants being opened in 1996, depending on the level of contributions obtained from landlords for leasehold improvements and the amount of land purchased for freestanding buildings. The Company anticipates that, as it further pursues the development of freestanding locations, the cost per location and related cash requirements will increase substantially over prior years and these costs will not be offset by landlord contributions that typically have been associated with strip mall locations.
The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. The Company estimates that less than 10% of 1996 new locations will be purchased freestanding units built and owned by the Company. The Company estimates that another 25% of 1996 locations will be freestanding leased units. Sources of capital for restaurant development projects are anticipated to be funds provided by operations, credit received from trade suppliers, landlord contributions to leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants included in the Company's restaurant development plans for at least the remainder of 1996. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate.

ACCOUNTING PRONOUNCEMENTS
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which will be effective for financial statements for fiscal years beginning after December 15, 1995. The statement requires that such long-lived assets used by the entity be reviewed for impairment whenever the carrying amount of an asset may not be recoverable. Adoption of this new standard did not impact the Company's earnings for the sixteen weeks ended April 24, 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of specified disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of certain recognition and measurement provisions for nonemployee stock-based transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Pursuant to the new standard, companies are also encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies also are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting.

     The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has determined that it will elect not to change to the fair value method for employee stock based transactions. Adoption of the new standard would have no effect on the Company's cash flows.

     This quarterly report contains forward-looking statements, including statements regarding future food and labor costs and the number of restaurants expected to be opened during the remainder of 1996. In addition to the factors discussed herein, other factors that could cause actual results to differ materially include adverse weather conditions, the success of the Company's advertising program, changes in food supply costs and general economic conditions. In addition, the ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain qualified restaurant managers and the availability of capital.

Part II.
     Other Information

Item 1.     Legal Proceedings

     IN RE BUFFETS, INC. SECURITIES LITIGATION, United States District Court for the District of Minnesota, Master No. 3-94-1447. This action is a consolidation of four separate lawsuits. The first lawsuit was commenced by ZSA Asset Allocation Fund and ZSA Equity Fund on or about November 7, 1994. Three other substantially similar actions were filed shortly thereafter by alleged shareholders Marc Kushner, Trustee for Service Lamp Corp. Profit Sharing Plan, Jerrine Fernandes, and John J. Nuttall. By Pretrial Order No. 1, entered in early January 1995, the District Court ordered that the four lawsuits be consolidated into the single pending action and that plaintiffs serve and file a Consolidated Amended Class Action Complaint (the "Complaint"), which was served on or about January 31, 1995. The Court ordered the dismissal of the Complaint upon motion by the defendants, but granted plaintiffs leave to replead. Plaintiffs filed their Second Amended, Consolidated Class Action Complaint (the "Second Complaint") on December 11, 1995. Defendants moved to dismiss the Second Complaint. On May 3, 1996, Magistrate Judge John Mason issued his Report and Recommendation, recommending to the district judge that the Second Complaint be dismissed, with leave to plaintiffs to replead within 60 days only upon payment of all defendants' attorneys' fees to date. Plaintiffs have filed objections to this Report and Recommendation and the matter currently is before the District Court, Judge Michael J. Davis, for decision.

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

Item 2.   Changes in Securities
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and reports on Form 8-K
          10(l) Second Amended and Restated Credit Agreement dated April 30, 1996 between the Company and First Bank National Association (certain exhibits and schedules omitted, but will be filed at request of the Commission)

          27        Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BUFFETS, INC.
                                   (Registrant)



Date:     May 31, 1996





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
                                                Officer)

                                 EXHIBIT INDEX


       Exhibits                                                       Page
       --------                                                       ----

10(l)  Second Amended and Restated Credit Agreement
       dated April 30, 1996 between the Company and
       First Bank National Association . . . . . . . . . . Filed Electronically

27     Financial Data Schedule . . . . . . . . . . . . . . Filed Electronically


- -------------------