Form 10-Q
period 1996-07-17
BUFFETS INC
filed 1996-08-30
CIK 750274

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                    Quarterly Report under Section 13 or 15 (d) of
                         The Securities Exchange Act of 1934

For Quarter Ended:                          Commission File Number
  July 17, 1996                                  0-14370

                                    BUFFETS, INC.
                (Exact name of registrant as specified in its charter)

       Minnesota                                 41-1462294
(State of incorporation)                    (I.R.S. Employer Identification No.)


                     10260 Viking Drive, Eden Prairie, MN  55344
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


                   YES  X                   NO
                      -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                         Outstanding as of August 26,1996
         -----                         --------------------------------
Common Stock, $.01 par value                     31,348,534 shares

                            BUFFETS, INC. AND SUBSIDIARIES


                                        INDEX


                                                                Page No.
                                                                --------


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets-
         January 3, 1996 and July 17, 1996.....................      3

         Consolidated Statements of Earnings-
         Twenty-Eight Weeks ended July 12, 1995
         and July 17, 1996 and Twelve Weeks ended
         July 12, 1995 and July 17, 1996.......................      4

         Consolidated Statements of Cash Flows-
         Twenty-Eight Weeks ended July 12, 1995
         and July 17, 1996.....................................      5

         Notes to Consolidated Financial
         Statement.............................................      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................      7

PART II. OTHER INFORMATION.....................................     11

Part I.  FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                 JANUARY 3,          JULY 17,
                           ASSETS                                                  1996                1996
                                                                               -------------      -------------
                                                                                         (IN THOUSANDS)
CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .        $ 13,375            $ 20,584
    Receivable from landlords . . . . . . . . . . . . . . . . . . . . . .           2,028               2,186
    Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,044               2,934
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .              11
    Prepaid rents . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,950               1,077
    Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .           1,435               1,261
    Refundable income taxes . . . . . . . . . . . . . . . . . . . . . . .           1,829
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .           5,723               6,312
                                                                                 -----------        -----------
         TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .          29,395              34,354
                                                                                 -----------        -----------

PROPERTY AND EQUIPMENT:
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,135               8,158
    Building. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,221              15,421
    Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         164,371             171,461
    Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . . .         122,125             128,778
                                                                                 -----------        -----------
                                                                                  307,852             323,818
    Less accumulated depreciation and amortization. . . . . . . . . . . .          87,225             100,321
                                                                                 -----------        -----------
                                                                                  220,627             223,497
GOODWILL, net of accumulated amortization of $1,163 and
    $1,318, respectively. . . . . . . . . . . . . . . . . . . . . . . . .           5,365               5,210
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             520                 463
                                                                                 -----------        -----------
                                                                                 $255,907            $263,524
                                                                                 -----------        -----------
                                                                                 -----------        -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 24,375            $ 21,160
    Accrued payroll and related benefits. . . . . . . . . . . . . . . . .          12,602              11,231
    Accrued rents . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,306               9,465
    Accrued sales taxes . . . . . . . . . . . . . . . . . . . . . . . . .           2,463               2,626
    Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .           8,656              10,260
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               4,555
                                                                                 -----------        -----------
         TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .          57,402              59,297

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,000               5,000
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES. . . . . . . . . . . . . .
DEFERRED INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             598                 387
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . .          11,979              12,641

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized 5,000 shares;
         none issued and outstanding
    Common stock, $.01 par value; authorized 60,000 shares;
         issued and outstanding 31,282 and
         31,358 shares, respectively. . . . . . . . . . . . . . . . . . .             313                 313
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .          52,728              53,233
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .         118,887             132,653
                                                                                 -----------        -----------
         TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .         171,928             186,199
                                                                                 -----------        -----------
                                                                                 $255,907            $263,524
                                                                                 -----------        -----------
                                                                                 -----------        -----------

                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)



                                                       TWENTY-EIGHT WEEKS ENDED               TWELVE WEEKS ENDED
                                                       ------------------------               ------------------
                                                         JULY 12,     JULY 17,               JULY 12,      JULY 17,
                                                          1995         1996                   1995           1996
                                                        --------     ---------               --------      --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

RESTAURANT SALES . . . . . . . . . . . . . .           $261,372        $287,386            $119,282       $131,451

RESTAURANT COSTS:
    Food Costs . . . . . . . . . . . . . . .              91,337         98,988              41,505         44,415
    Labor Costs. . . . . . . . . . . . . . .              73,668         82,011              33,163         35,978
    Direct and occupancy costs . . . . . . .              59,256         68,707              26,633         30,400
                                                         --------      ---------            --------       --------
    Total restaurant costs . . . . . . . . .             224,261        249,706             101,301        110,793
                                                         --------      ---------            --------       --------

RESTAURANT PROFITS . . . . . . . . . . . . .              37,111         37,680              17,981         20,658

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES. . . . . . . . .              14,034         15,846               5,820          7,640
                                                         --------      ---------            --------       --------
                                                          23,077         21,834              12,161         13,018

OTHER INCOME (EXPENSE) . . . . . . . . . . .                 118            372                  52            238
                                                         --------      ---------            --------       --------
EARNINGS BEFORE INCOME TAXES . . . . . . . .              23,195         22,206              12,213         13,256

INCOME TAXES . . . . . . . . . . . . . . . .               8,815          8,440               4,642          5,039
                                                         --------      ---------            --------       --------

NET EARNINGS . . . . . . . . . . . . . . . .            $ 14,380       $ 13,766            $  7,571       $  8,217
                                                         --------      ---------            --------       --------
                                                         --------      ---------            --------       --------

NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE . . . . . . . . . .                $.46           $.44                $.24           $.26
                                                         --------      ---------            --------       --------
                                                         --------      ---------            --------       --------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING . . . . . . . . . . . . . . . .              31,231         31,550              31,331         31,541


                 See Notes to Consolidated Financial Statements.

                          BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Twenty-Eight Weeks Ended
                                                                           ---------------------------
                                                                            JULY 12,        JULY 17,
                                                                              1995            1996
                                                                           ---------        --------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings . . . . . . . . . . . . . . . . . . . . . .                   $14,380        $13,766
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . .                    12,946         14,540
     Tax benefit from early disposition of common stock. .                       146             70
     Deferred income taxes . . . . . . . . . . . . . . . .                      (350)            73
     Changes in assets and liabilities net of
      acquisitions:
        Inventory. . . . . . . . . . . . . . . . . . . . .                      (351)           110
        Other current assets . . . . . . . . . . . . . . .                      (909)         1,058
        Other assets . . . . . . . . . . . . . . . . . . .                        74              3
        Accounts payable . . . . . . . . . . . . . . . . .                    (1,149)        (3,215)
        Accrued payroll and related benefits . . . . . . .                     2,088         (1,371)
        Other accrued expenses . . . . . . . . . . . . . .                     3,431          1,926
        Income taxes currently payable . . . . . . . . . .                     2,621          4,555
                                                                              -------        -------

          Total adjustments. . . . . . . . . . . . . . . .                    18,547         19,367
                                                                              -------        -------

         Net cash provided by operating activities . . . .                    32,927         33,133

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of retirements . . . . . . . .                   (32,337)       (18,912)
  Cash received from landlords . . . . . . . . . . . . . .                     4,240          1,553
  Purchase of Des Moines Royal Fork restaurant . . . . . .                      (850)
                                                                              -------        -------

           Net cash used in investing activities . . . . .                   (28,987)       (17,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee's stock options . . .                     1,366            435
  Payments of long-term debt . . . . . . . . . . . . . . .                    (1,000)        (9,000)
                                                                              -------        -------

           Net cash provided by (used in) financing
           activities. . . . . . . . . . . . . . . . . . .                       366         (8,565)
                                                                              -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .                     4,306          7,209

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . .                     6,822         13,375
                                                                              -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . .                   $11,128        $20,584
                                                                              -------        -------
                                                                              -------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of capitalized interest of $243,000 and
  $164,000 in 1995 and 1996, respectively) . . . . . . . .                   $    95        $    16
  Income taxes . . . . . . . . . . . . . . . . . . . . . .                     6,398          1,920

                   See Notes to Consolidated Financial Statements.

                            BUFFETS, INC. AND SUBSIDIARIES


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of July 17, 1996 and the results of operations for the twelve weeks ended July 12, 1995 and July 17, 1996 and the results of operations and cash flows for the twenty-eight weeks ended July 12, 1995 and July 17, 1996.

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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDING JULY 17, 1996

RESTAURANT SALES. Restaurant sales of $131.5 million during the second quarter of 1996 represented a 10.2% increase over sales of $119.3 million for the comparable period of 1995, primarily due to sales generated by new restaurants. Five new restaurants opened in the second quarter of 1996, bringing the total number of Company-owned restaurants to 255 at the end of the quarter, compared to 230 restaurants open at the end of the 1995 period. Average weekly sales per restaurant for the second quarter of 1996 decreased 1.2% to $43,363 from $43,906 in the comparable period of 1995. Comparable restaurant sales were down 2.9% for the comparable period. The Company's price increases have been in line with inflation.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs decreased to 84.3% for the second quarter of 1996 from 84.9% for the second quarter of 1995. Food costs as a percentage of restaurant sales decreased to 33.8% from 34.8%, due primarily to a reduction in cost of seafood products; and labor costs decreased to 27.4% of sales from 27.8%. Direct and occupancy costs increased to 23.1% from 22.3%, due to increases in various restaurant costs and lower average restaurant sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales increased to 5.8% in the second quarter of 1996 from 4.9% in the second quarter of 1995. Expenses in absolute terms increased 31.3% to $7.6 million for the second quarter of 1996 from $5.8 million for the comparable period of 1995, primarily due to the increase in advertising costs to 1.9% in 1996 from .7% in 1995 as a percentage of restaurant sales. The Company will have $2.1 million in marketing expenditures in the third quarter relating to the Company's new marketing campaign, which will cover approximately 50% of the Old Country Buffet restaurants. The Company expects to spend less than 1.5% of sales on advertising in fiscal 1996.

INCOME TAXES. Income taxes were 38.0% of earnings before taxes for both the quarters ended July 17, 1996 and July 12, 1995.

TWENTY-EIGHT WEEKS ENDING JULY 17, 1996

RESTAURANT SALES. For the first twenty-eight weeks of 1996, restaurant sales increased 10.0% to $287.4 million from $261.4 million in 1995, primarily due to sales generated by new restaurants. Twelve new restaurants opened in the first half of 1996, bringing the total number of Company-owned restaurants to 255 at the end of the period, compared to 230 restaurants open at the end of the 1995 period. The average weekly sales per restaurant decreased by 2.5% to $41,114 from $42,168 in 1995. Comparable restaurant sales were down 2.7%. The Company's price increases have been in line with inflation.

RESTAURANT COSTS. Restaurant costs for the twenty-eight weeks in 1996 increased to $249.7 million from $224.3 million in 1995. As a percentage of sales, 1996 costs were 86.9% and 1995 costs were 85.8%. Food costs decreased to 34.5% from 34.9%; labor costs increased to 28.5% from 28.2%. Direct and occupancy costs increased to 23.9% in 1996 from 22.7% in 1995, due to increases in various restaurant costs and lower average restaurant sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the twenty-eight weeks of 1996, selling, general and administrative expenses increased to $15.8 million from $14.0 million in 1995. This increase was primarily due to an increase in advertising costs of $2.2 million which was partially offset by decreases in training and opening costs due to the opening of 12 restaurants during the first twenty-eight week period of 1996 compared to 22 in the same period of 1995. As a percentage of sales, selling, general and administrative expenses increased to 5.5% in 1996 from 5.4% in 1995. Advertising for 1996 was 1.2% of sales compared to .5% in 1995.

INCOME TAXES. Income taxes were 38.0% of earnings before income taxes for both the 1996 and 1995 periods.

LIQUIDITY AND CAPITAL RESOURCES

    On April 30, 1996 the Company increased its unsecured revolving line of credit to $50 million. The Company is required to pay a quarterly commitment fee equal to 1/4 of 1% per annum of the unused balance. On July 1, 1999, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2002. As of July 17, 1996, the Company had borrowings of $5 million outstanding under this credit line.

    The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open approximately 29 to 34 new Old Country Buffet restaurants during 1996, with 14 already opened at July 31, 1996. Five new restaurants opened during the quarter and six other units were under construction at quarter end. Approximately six restaurants are expected to open during the third quarter and 10 to 15 in the fourth quarter. In light of management's concentration on meshing the Company with HomeTown Buffet, Inc. (see "Merger of HomeTown" below), the Company's restaurant development schedule has been adjusted. This includes two planned openings that were dropped to fit better with the development objectives of a combined organization. The Company expects to spend an aggregate of approximately $25 to $30 million during the remainder of 1996 on its restaurants being opened in 1996, depending on the level of contributions obtained from landlords for leasehold improvements and the amount of land purchased for freestanding buildings. The Company anticipates that, as it further pursues the development of freestanding locations, the cost per location and related cash requirements will increase substantially over prior years and these costs will not be offset by landlord contributions that typically have been associated with strip mall locations.
The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. The Company estimates that less than 10% of 1996 new locations will be purchased freestanding units built and owned by the Company. The Company estimates that approximately 25% of 1996 locations will be freestanding leased units. Sources of capital for restaurant development projects are anticipated to be funds provided by operations, credit received from trade suppliers, landlord contributions to leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants included in the Company's restaurant development plans for at least the remainder of 1996. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate.

MERGER OF HOMETOWN

    On June 4, 1996, the Company and HomeTown Buffet, Inc. ("HomeTown") jointly announced the signing of a definitive agreement to combine the two companies through a merger of a newly-formed, wholly-owned subsidiary of the Company into HomeTown. The definitive agreement provides that HomeTown stockholders are to receive 1.17 shares of common stock of the Company for each share of HomeTown common stock outstanding at the time of the merger. Completion of the merger is subject to normal closing conditions including approvals by the shareholders of the Company and HomeTown. Special shareholders meetings of both the Company and HomeTown have been scheduled for September 19, 1996 to consider and vote upon the merger.

FORWARD-LOOKING INFORMATION

    This quarterly report contains forward-looking statements, including statements regarding advertising costs and the number of restaurants expected to be opened during the remainder of 1996. In addition to the factors discussed herein, other factors that could cause actual results to differ materially include adverse weather conditions, the success of the Company's advertising program, changes in food supply costs and general economic conditions. In addition, the ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain qualified restaurant managers and the availability of capital.

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings

              IN RE BUFFETS, INC. SECURITIES LITIGATION, United States District Court for the District of Minnesota, Master No. 3-94-1447, is a consolidation of four separate lawsuits involving Buffets. The first lawsuit was commenced by ZSA Asset Allocation Fund and ZSA Equity Fund on or about November 7, 1994. Three other substantially similar actions were filed shortly thereafter by alleged shareholders Marc Kushner, Trustee for Service Lamp Corp. Profit Sharing Plan, Jerrine Fernandes, and John J. Nuttall. By Pretrial Order No. 1, entered in early January 1995, the District Court ordered that the four lawsuits be consolidated into the single pending action and that plaintiffs serve and file a Consolidated Amended Class Action Complaint (the "Complaint"), which was served on or about January 31, 1995. The Court ordered the dismissal of the Complaint upon motion by the defendants, but granted plaintiffs leave to replead. Plaintiffs filed their Second Amended, Consolidated Class Action Complaint (the "Second Complaint") on December 11, 1995. Defendants moved to dismiss the Second Complaint. On May 3, 1996, Magistrate Judge John Mason issued his Report and Recommendation, recommending to the district judge that the Second Complaint be dismissed, with leave to plaintiffs to replead within 60 days only upon payment of all defendants' attorneys' fees to date. Plaintiffs have filed objections to this Report and Recommendation and the matter currently is before the District Court, Judge Michael J. Davis, for decision.

The Second Complaint is against Buffets and several of its officers and directors. In the Second Complaint, plaintiffs seek to represent a putative class consisting of all persons and entities (excluding defendants and certain others) who purchased shares of the Buffets Common Stock during the period commencing October 26, 1993 and ending October 25, 1994 (the "Class Period"). The Second Complaint alleges that the defendants made misrepresentations and omissions of material fact during the Class Period with respect to Buffets operations and restaurant development activities, as a result of which the price of the Buffets stock allegedly was artificially inflated during the Class Period. The Second Complaint further alleges that certain defendants made sales of Buffets Common Stock during the Class Period while in possession of material undisclosed information about the Company's operations and restaurant development activities. The Second Complaint alleges that the defendants' conduct violated the Securities Exchange Act of 1934 and seeks compensatory damages in an unspecified amount, prejudgment interest, and an award of attorneys' fees, costs and expenses.

Management of the Company believes that the action is without merit and intends to defend it vigorously. Although the outcome of this proceeding cannot be predicted with certainty, the Company's management believes that while the outcome may have a material effect on earnings in a particular period, the outcome should not have a material effect on the financial condition of the Company.

         On August 9, 1996, HTB Restaurants, Inc. ("HTB Restaurants"), a franchisee of HomeTown, along with its parent entities, Summit Family Restaurants, Inc. and CKE Restaurants, Inc. (the "Plaintiffs"), filed suit against the Company and Hometown in Federal District Court for the District of Utah, Central Division. The suit alleges, among other things, that the Company and HomeTown have illegally conspired to restrict competition and to prevent the Plaintiffs from developing additional HomeTown Buffet restaurants under the multiple unit agreement between HomeTown and HTB Restaurants. The continued viability of the multiple unit agreement, which provides HTB Restaurants, Inc. with exclusive HomeTown Buffet restaurant development rights in the states of Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Utah and Wyoming, is the subject of pending arbitration between HomeTown and HTB Restaurants. The suit includes claims against the Company and Hometown for violations of both federal and state antitrust laws, claims for unfair business practices, and claims for tortious interference with contract and economic relations. The suit also alleges claims against Hometown for breach of contract and breach of the convenant of good faith and fair dealing. Plaintiffs seek up to $160 million in damages and to enjoin the merger between the Company and HomeTown. The Company is not aware of any facts that support the claims made against the Company in the lawsuit and the Company intends to vigorously defend the lawsuit.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on May 14, 1996. At the meeting the five directors of the Company were elected, and the appointment of independent auditors for the current year was approved, by the following votes:

         Election of Directors        FOR        WITHHOLD       NONVOTES
         ---------------------     ----------    --------      --------
         Roe H. Hatlen             22,959,881     127,831          0
         Raymond A. Lipkin         22,960,916     126,796          0
         Alan S. McDowell          22,958,730     128,982          0
         David Michael Winton      22,960,616     127,096          0
         Walter R. Barry, Jr.      22,959,330     128,382          0


                                       FOR        AGAINST     ABSTAIN  NONVOTES
                                   ----------    --------    -------  --------
         Approval of auditors      22,971,227      25,772     65,553     0

 Item 5. Other Information

         None

 Item 6. Exhibits and reports on Form 8-K

    a) Exhibits

          2) Agreement and Plan of Merger, dated as of June 3, 1996, among Buffets, Inc., Country Delaware, Inc. and HomeTown Buffet, Inc. (incorporated by reference to exhibit 2.1 to Current Report on Form 8-K dated June 6, 1996 (June 3, 1996 Event Reported),
              File No. 0-14370)

         27)  Financial Data Schedule

    b)   Reports on 8-K

         The Company filed a Report on Form 8-K on June 6, 1996 (regarding an
         Item 5 disclosure) relating to the Agreement and Plan of Merger between Buffets, Inc. and Hometown Buffet, Inc.

         The Company filed a Report on Form 8-K on August 8, 1996 (regarding an Item 5 disclosure) relating to the Press Release dated August 7, 1996.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BUFFETS, INC.
                                            (Registrant)


August 30, 1996

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
                                            Officer)

                                    EXHIBIT INDEX


     Exhibits                                       Page
     --------                                      ----

     27  Financial Data Schedule .................. Filed
                                                Electronically


- ---------------------