Form 10-Q/A
period 1996-07-17
BUFFETS INC
filed 1996-09-11
CIK 750274

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                    FORM 10-Q/A-1

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


                 See Notes to Consolidated Financial Statements.

                          BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Twenty-Eight Weeks Ended
                                                                           ---------------------------
                                                                            JULY 12,        JULY 17,
                                                                              1995            1996
                                                                           ---------        --------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings . . . . . . . . . . . . . . . . . . . . . .                   $14,380        $13,766
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . .                    12,946         14,540
     Tax benefit from early disposition of common stock. .                       146             70
     Deferred income . . . . . . . . . . . . . . . . . . .                                     (211)
     Deferred income taxes . . . . . . . . . . . . . . . .                      (350)            73
     Changes in assets and liabilities net of
      acquisitions:
        Inventory. . . . . . . . . . . . . . . . . . . . .                      (351)           110
        Other current assets . . . . . . . . . . . . . . .                      (909)         1,058
        Refundable income taxes  . . . . . . . . . . . . .                                    1,829
        Other assets . . . . . . . . . . . . . . . . . . .                        74              3
        Accounts payable . . . . . . . . . . . . . . . . .                    (1,149)        (3,215)
        Accrued payroll and related benefits . . . . . . .                     2,088         (1,371)
        Other accrued expenses . . . . . . . . . . . . . .                     3,431          1,926
        Income taxes currently payable . . . . . . . . . .                     2,621          4,555
                                                                              -------        -------

          Total adjustments. . . . . . . . . . . . . . . .                    18,547         19,367
                                                                              -------        -------

         Net cash provided by operating activities . . . .                    32,927         33,133

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of retirements . . . . . . . .                   (32,337)       (18,912)
  Cash received from landlords . . . . . . . . . . . . . .                     4,240          1,553
  Purchase of Des Moines Royal Fork restaurant . . . . . .                      (850)
                                                                              -------        -------

           Net cash used in investing activities . . . . .                   (28,987)       (17,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee's stock options . . .                     1,366            435
  Payments of long-term debt . . . . . . . . . . . . . . .                    (1,000)        (9,000)
                                                                              -------        -------

           Net cash provided by (used in) financing
           activities. . . . . . . . . . . . . . . . . . .                       366         (8,565)
                                                                              -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .                     4,306          7,209

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . .                     6,822         13,375
                                                                              -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . .                   $11,128        $20,584
                                                                              -------        -------
                                                                              -------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of capitalized interest of $243,000 and
  $164,000 in 1995 and 1996, respectively) . . . . . . . .                   $    95        $    16
  Income taxes . . . . . . . . . . . . . . . . . . . . . .                     6,398          1,920

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


September 11, 1996

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