Form 10-Q
period 1996-10-09
BUFFETS INC
filed 1996-11-22
CIK 750274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For Quarter Ended:                                Commission File Number
 October 9, 1996                                         0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

       Minnesota                                      41-1462294
(State of incorporation)                (I.R.S. Employer Identification No.)

                   10260 Viking Drive, Eden Prairie, MN  55344
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

                YES  X                  NO
                   -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                 Outstanding as of November 20,1996
        -----                 ----------- -- -- -------- -------
Common Stock, $.01 par value            45,086,243 shares

                         BUFFETS, INC. AND SUBSIDIARIES




                                      INDEX


                                                                      Page No.
                                                                      --------

 PART I.  FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements:

          Consolidated Balance Sheets-
          January 3, 1996 and October 9, 1996  . . . . . . . . .         3

          Consolidated Statements of Earnings-
          Forty Weeks ended October 4, 1995
          and October 9, 1996 and Twelve Weeks
          ended October 4, 1995 and
          October 9, 1996  . . . . . . . . . . . . . . . . . . .         4

          Consolidated Statements of Cash Flows-
          Forty Weeks ended October 4, 1995
          and October 9, 1996  . . . . . . . . . . . . . . . . .         5

          Notes to Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . .         6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . .         7

 PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . .         10

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  JANUARY 3,     OCTOBER 9,
                                     ASSETS                          1996           1996
                                                                   --------       --------
                                                                       (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .      $  14,530      $  27,217
  Short-term investments . . . . . . . . . . . . . . . . . .         27,828
  Receivable from landlords. . . . . . . . . . . . . . . . .          3,212          2,154
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . .          4,138          3,990
  Notes receivable . . . . . . . . . . . . . . . . . . . . .             11
  Prepaid rents. . . . . . . . . . . . . . . . . . . . . . .          1,950          1,654
  Other current assets . . . . . . . . . . . . . . . . . . .          2,849          1,962
  Refundable income taxes. . . . . . . . . . . . . . . . . .          1,829
  Deferred income taxes. . . . . . . . . . . . . . . . . . .          6,407          9,745
                                                                   --------       --------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .         62,754         46,722
                                                                   --------       --------
PROPERTY AND EQUIPMENT:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,661         15,687
  Building . . . . . . . . . . . . . . . . . . . . . . . . .         42,250         49,279
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . .        219,768        227,699
  Leasehold improvements . . . . . . . . . . . . . . . . . .        152,665        148,242
                                                                   --------       --------
                                                                    428,344        440,907
  Less accumulated depreciation and amortization . . . . . .         99,771        130,980
                                                                   --------       --------
                                                                    328,573        309,927
GOODWILL, net of accumulated amortization of $1,274 and
  $1,534, respectively . . . . . . . . . . . . . . . . . . .          5,365          6,055
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .          2,875          2,263
                                                                   --------       --------
                                                                   $399,567       $364,967
                                                                   --------       --------
                                                                   --------       --------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .      $  36,732      $  27,171
  Accrued payroll and related benefits . . . . . . . . . . .         14,961         15,475
  Accrued rents. . . . . . . . . . . . . . . . . . . . . . .          9,306         13,397
  Accrued sales taxes. . . . . . . . . . . . . . . . . . . .          2,463          4,595
  Other accrued expenses . . . . . . . . . . . . . . . . . .         11,750         14,112
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .                           620
  Current portion of capital leases. . . . . . . . . . . . .          2,012          2,160
  Short-term debt. . . . . . . . . . . . . . . . . . . . . .          2,000
                                                                   --------       --------
  TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . .         79,224         77,530

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . .         55,500         41,500
LONG-TERM PORTION OF CAPITAL LEASES. . . . . . . . . . . . .          7,143          5,504
OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . .          1,102          4,653
DEFERRED INCOME. . . . . . . . . . . . . . . . . . . . . . .            598            342
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . .         13,566          1,659

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000 shares
    authorized; none issued and outstanding
  Common stock, $.01 par value; 60,000 shares
    authorized; issued and outstanding 44,833 and
    45,073 shares, respectively. . . . . . . . . . . . . . .            448            451
  Additional paid-in capital . . . . . . . . . . . . . . . .        114,774        116,058
  Retained earnings. . . . . . . . . . . . . . . . . . . . .        127,212        117,270
                                                                   --------       --------
     TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . .        242,434        233,779
                                                                   --------       --------
                                                                   $399,567       $364,967
                                                                   --------       --------
                                                                   --------       --------

                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)



                                              FORTY WEEKS ENDED            TWELVE WEEKS ENDED
                                         ---------------------------  ----------------------------
                                         OCTOBER 4,      OCTOBER 9,   OCTOBER 4,       OCTOBER 9,
                                            1995            1996         1995             1996
                                         ----------      ----------   ----------       ----------

                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESTAURANT SALES . . . . . . . . . . .    $497,154       $580,663       $162,860       $180,909
RESTAURANT COSTS:
   Food costs. . . . . . . . . . . . .     175,808        202,064         57,485         63,334
   Labor costs . . . . . . . . . . . .     139,485        166,257         44,844         51,801
   Direct and occupancy costs. . . . .     110,339        137,001         36,440         44,028
                                          --------       --------       --------       --------
   Total restaurant costs. . . . . . .     425,632        505,322        138,769        159,163
                                          --------       --------       --------       --------

RESTAURANT PROFITS . . . . . . . . . .      71,522         75,341         24,091         21,746

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES . . . . . .      31,158         36,070         10,872         11,663
MERGER AND OTHER RELATED COSTS . . . .                      6,584                         6,584
DUPLICATE SITE CLOSING COSTS . . . . .                     10,702                        10,702
IMPAIRMENT OF ASSETS . . . . . . . . .                     27,739                        27,739
OTHER SITE CLOSING COSTS . . . . . . .                      4,547                         4,547
                                          --------       --------       --------       --------
                                            40,364        (10,301)        13,219        (39,489)


OTHER INCOME (EXPENSE) NET . . . . . .         637           (941)           196           (427)
                                          --------       --------       --------       --------
EARNINGS (LOSS) BEFORE INCOME
  TAX (EXPENSE) BENEFIT. . . . . . . .      41,001        (11,242)        13,415        (39,916)

INCOME TAX (EXPENSE) BENEFIT . . . . .     (15,492)         1,300         (5,064)         8,927
                                          --------       --------       --------       --------

NET EARNINGS (LOSS). . . . . . . . . .   $  25,509        ($9,942)      $  8,351       ($30,989)
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------

NET EARNINGS (LOSS) PER COMMON
   AND COMMON EQUIVALENT SHARE . . . .        $.56          ($.22)          $.18          ($.69)
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING . . . . . . . . . . . . .      45,279         45,490         45,439         45,073


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FORTY WEEKS ENDED
                                                                  --------------------------
                                                                  OCTOBER 4,      OCTOBER 9,
                                                                     1995            1996
                                                                  ----------      ----------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . .        $25,509      $  (9,942)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . .         24,535         31,508
      Impairment of assets and site closing costs. . . . . .                        42,988
      Tax benefit from early disposition of common stock . .            199            186
      Deferred income. . . . . . . . . . . . . . . . . . . .                          (256)
      Deferred income taxes. . . . . . . . . . . . . . . . .           (343)       (15,245)
      Changes in assets and liabilities:
        Inventory. . . . . . . . . . . . . . . . . . . . . .           (581)           148
        Other current assets . . . . . . . . . . . . . . . .          1,678          1,194
        Refundable income taxes. . . . . . . . . . . . . . .                         1,829
        Other assets . . . . . . . . . . . . . . . . . . . .            196            242
        Accounts payable . . . . . . . . . . . . . . . . . .         (3,734)        (9,561)
        Accrued payroll and related benefits . . . . . . . .            955            514
        Other accrued expenses . . . . . . . . . . . . . . .          7,077          7,483
        Income taxes currently payable . . . . . . . . . . .          1,570            620
                                                                   --------       --------
          Total adjustments. . . . . . . . . . . . . . . . .         31,552         61,650
                                                                   --------       --------
          Net cash provided by operating activities. . . . .         57,061         51,708

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments. . . . . . . . . . . . . . . . . .         (8,140)      (125,251)
  Proceeds from sale of investments. . . . . . . . . . . . .         15,588        153,079
  Purchase of minority interest in HTB I . . . . . . . . . .                          (950)
  Capital expenditures, net of retirements
    and net receipts from landlords. . . . . . . . . . . . .        (76,815)       (51,469)
  Cash receipts from landlords . . . . . . . . . . . . . . .          4,983          1,960
                                                                   --------       --------
          Net cash used in investing activities. . . . . . .        (64,384)       (22,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee's stock options . . . .          1,655          1,101
  Payments of long-term debt . . . . . . . . . . . . . . . .         (2,000)       (14,000)
  Net borrowings (payments) on short-term debt . . . . . . .          3,654         (2,000)
  Proceeds from borrowings on capital leases . . . . . . . .         10,002
  Payments on capital leases . . . . . . . . . . . . . . . .         (1,162)        (1,491)
                                                                   --------       --------

          Net cash provided by (used in) financing
          activities . . . . . . . . . . . . . . . . . . . .         12,149        (16,390)
                                                                   --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .          4,826         12,687

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . .          6,907         14,530
                                                                   --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . .        $11,733        $27,217
                                                                   --------       --------
                                                                   --------       --------

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest (Net of capitalized interest of $264 and
   $252 in 1995 and 1996, respectively). . . . . . . . . . .         $  805      $  2,300
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .         12,792        11,212

                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of October 9, 1996 and the results of operations for the twelve weeks ended October 4, 1995 and October 9, 1996 and the results of operations and cash flows for the forty weeks ended October 4, 1995 and October 9, 1996.

2. On September 20, 1996, the Company completed the acquisition of HomeTown Buffet, Inc. ("HomeTown"). The acquisition was accounted for as a pooling of interests. Accordingly, the historical unaudited consolidated financial statements for all periods have been restated to include the operations of HomeTown. In connection with the acquisition, the Company issued approximately 13,733,700 shares of its common stock and issued options covering, in the aggregate, approximately 1,967,200 shares of its common stock in substitution for previously outstanding HomeTown stock options.
     In addition, the Company guaranteed the obligations of HomeTown under HomeTown's outstanding 7% Subordinated Convertible Notes, and Company common stock will be issued upon any conversion thereof. Approximately $41.5 million in principal amount of the Notes are currently outstanding.

     In connection with the acquisition, the Company incurred approximately $17,286,000 of merger and merger-related costs, including $6,584,000 for investment banking, accounting, legal and other merger costs and $10,702,000 for the closure of five duplicate restaurants and HomeTown's San Diego headquarters.

3. During the twelve weeks ended October 9, 1996, the Company also recorded certain charges, including $4,547,000 relating to the closure of three non-performing restaurants and $27,739,000 relating to the application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

4. These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's and HomeTown Buffets, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 3, 1996 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 thru 9 of this quarterly report.

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

The Company completed the acquisition of HomeTown Buffet, Inc., on September 20, 1996. The acquisition of HomeTown was accounted for as a pooling of interests. Accordingly, all historical financial information for Buffets, Inc. and subsidiaries have been restated to include the operations of HomeTown as though the two entities have always been combined.

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED OCTOBER 9, 1996

RESTAURANT SALES. Restaurant sales of $180.9 million during the third quarter of 1996 represented a 11.0% increase over sales of $162.9 million for the comparable period of 1995, primarily due to sales generated by new restaurants. Seven new restaurants opened in the third quarter of 1996, bringing the total number of Company-owned restaurants to 341 at the end of the quarter. Average weekly sales per restaurant for the third quarter of 1996 decreased 4.7% to $44,730 from $46,948 in the comparable period of 1995. Comparable restaurant sales for the quarter were down 6.8% from the comparable 1995 period. The Company's price increases have been in line with inflation.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs increased to 88.0% for the third quarter of 1996 from 85.2% for the third quarter of 1995. Food costs as a percentage of restaurant sales decreased slightly to 35.0% from 35.3%. Labor costs increased to 28.6% in 1996 from 27.5% in 1995 primarily due to increased wages for management and hourly employees. Direct and occupancy costs increased to 24.4% from 22.4% in the prior year, primarily due to increases in various restaurant costs and lower average restaurant sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales decreased to 6.4% in the third quarter of 1996 from 6.7% in the third quarter of 1995. Such expenses in absolute terms increased to $11.7 million for the third quarter of 1996 from $10.9 million for the comparable quarter of 1995. Advertising costs as a percentage of restaurant sales for the period decreased to 1.3% in 1996 from 2.1% in 1995.

MERGER COSTS, DUPLICATE SITE CLOSING COSTS AND IMPAIRMENT OF ASSETS. Merger costs were $17,286,000, of which $6,584,000 was for investment banking, accounting, legal and other merger costs and $10,702,000 was for the closure of five duplicate restaurants and HomeTown's San Diego headquarters. Non-merger charges included $4,547,000 relating to the closure of three non-performing restaurants and $27,739,000 relating to the application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company determined that an impairment write down was necessary for these locations because of a significant drop in average weekly sales and corresponding trend of increasing operating losses at these locations during the first 40 weeks of fiscal 1996 (a period that includes the fiscal third quarter, which traditionally has been a strong quarter for sales). The SFAS No. 121 impairment was determined based upon 38 specific restaurant locations which had incurred operating or cash flow losses. It was computed using estimated fair value of the assets and the associated future cash flows of the specific location. HomeTown Buffet represented 27% of the impairment. Depreciation of the impaired assets and losses from eight restaurants amounted to $3,777,000 through the third quarter of fiscal year
1996 ($2,342,000 or $.05 per share after taxes).

INCOME TAX (EXPENSE) BENEFIT. The Company's effective income tax rate was 22.4% for third quarter 1996. This rate is lower than the statutory rate primarily due to certain merger related costs which are not deductible for tax purposes. The Company's effective income tax rate was 37.7% for the third quarter of 1995. This rate is higher then the statutory rate primarily due to state income taxes.



FORTY WEEKS ENDED OCTOBER 9, 1996.

RESTAURANT SALES. For the first forty weeks in 1996, restaurant sales increased 16.8% to $580.7 million from $497.2 million in 1995, primarily due to the addition of new restaurants. The Company opened 31 restaurants in the first forty weeks of 1996 as compared to 33 in the first forty weeks of 1995. The average weekly sales per restaurant decreased 2.1% to $44,275 from $45,206 in 1995. Comparable restaurant sales were down 3.4%. The Company's price increases have been in line with inflation.

RESTAURANT COSTS. Restaurant costs for the first forty weeks in 1996 increased to $505.3 million from $425.6 million in 1995. As a percentage of sales, restaurant costs increased to 87.0% in 1996 from 85.6% in 1995. Food costs decreased to 34.8% from 35.4% due primarily to decreases in the costs of fruits, vegetables, and seafood; labor costs increased to 28.6% from 28.0% due to increased wages for management and hourly employees; and direct and occupancy costs increased to 23.6% from 22.2% in 1996 and 1995 primarily due to utility, repair and maintenance and other costs and lower average restaurant sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the first forty weeks of 1996, selling, general and administrative expenses increased to $36.1 million from $31.2 million in 1995. As a percentage of sales, selling, general and administrative expenses decreased slightly to 6.2% in 1996 from 6.3% in 1995. Advertising expenses as a percentage of sales was 1.2% in 1996 compared to 1.0% in 1995. The Company expects advertising expenses for the current year as a percentage of sales to be approximately 1.0%.

INCOME TAX (EXPENSE) BENEFIT. Income taxes reflect a tax benefit of $1.3 million or 11.6% of the loss for the forty weeks in 1996 compared to 37.8% in the comparable forty weeks of 1995. The Company's effective tax rate for 1996 was lower than the statutory rate primarily due to certain merger related costs which are not deductible for tax purposes. The Company's effective tax rate for 1995 was more than the statutory rate primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has a unsecured revolving line of credit of up to $50 million. The Company is required to pay a quarterly commitment fee equal to 1/4 of 1% per annum of the unused balance. On July 1, 1999, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2002. As of October 9, 1996, the Company had no borrowings outstanding under this credit line.

     The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open approximately 43 to 45 new restaurants during 1996, with 31 already opened at October 9, 1996. Seven new restaurants opened during the quarter and 21 other units were under construction at quarter end, with approximately 12 to 14 restaurants expected to open during the fourth quarter.

     The Company expects to spend an aggregate of approximately $18 to $20 million during the remainder of 1996 on its restaurants being opened in 1996, depending on the level of contributions obtained from landlords for leasehold improvements and the amount of land purchased for freestanding buildings. The Company anticipates that, as it further pursues the development of freestanding locations, the cost per location and related cash requirements will increase substantially over prior years and these costs will not be offset by landlord contributions that typically have been associated with strip mall locations.
The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. The Company estimates that less than 10% of 1996 new locations will be purchased freestanding units built and owned by the Company. The Company estimates that approximately 25% of 1996 locations will be freestanding leased units. Sources of capital for restaurant development projects are anticipated to be funds provided by operations, credit received from trade suppliers, landlord contributions to leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants included in the Company's restaurant development plans for at least through fiscal 1997. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate.

FORWARD-LOOKING INFORMATION

     This quarterly report contains forward-looking statements, including statements regarding advertising costs, the number of restaurants expected to be opened during the remainder of 1996 and the availability of capital resources necessary to meet requirements through at least fiscal 1997. In addition to the factors discussed herein, other factors that could cause actual results to differ materially include adverse weather conditions, the success of the Company's advertising program, changes in food supply costs and general economic conditions. In addition, the ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain qualified restaurant managers and the availability of capital.

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

                    IN RE BUFFETS, INC. SECURITIES LITIGATION, United States
               District Court for the District of Minnesota, Master No. 3-94-1447, is a consolidation of four separate lawsuits involving Buffets. The first lawsuit was commenced by ZSA Asset Allocation Fund and ZSA Equity Fund on or about November 7, 1994. Three other substantially similar actions were filed shortly thereafter by alleged shareholders Marc Kushner, Trustee for Service Lamp Corp. Profit Sharing Plan, Jerrine Fernandes, and John J. Nuttall. By Pretrial Order No. 1, entered in early January 1995, the District Court ordered that the four lawsuits be consolidated into the single pending action and that plaintiffs serve and file a Consolidated Amended Class Action Complaint (the "Complaint"), which was served on or about January 31, 1995. The Court ordered the dismissal of the Complaint upon motion by the defendants, but granted plaintiffs leave to replead. Plaintiffs filed their Second Amended, Consolidated Class Action Complaint (the "Second Complaint") on December 11, 1995. Defendants moved to dismiss the Second Complaint. On September 11, 1996, Judge Michael J. Davis, of the District Court dismissed the Second Complaint without prejudice, with leave to plaintiffs to replead within 60 days after September 11, 1996. On Friday, November 8, 1996, plaintiffs filed their Third Amended, Consolidated Class Action Complaint (the "Third Complaint").

                    The Third Complaint is against Buffets and several of its
               officers and directors. In the Third Complaint, plaintiffs seek to represent a putative class consisting of all persons and entities (excluding defendants and certain others) who purchased shares of the Buffets Common Stock during the period commencing October 26, 1993 and ending October 25, 1994 (the "Class Period"). The Third Complaint alleges that the defendants made misrepresentations and omissions of material fact during the Class Period with respect to Buffets operations and restaurant development activities, as a result of which the price of the Buffets stock allegedly was artificially inflated during the Class Period. The Third Complaint further alleges that certain defendants made sales of Buffets Common Stock during the Class Period while in possession of material undisclosed information about the Company's operations and restaurant development activities. The Third Complaint alleges that the defendants' conduct violated the Securities Exchange Act of 1934 and seeks compensatory damages in an unspecified amount, prejudgment interest, and an award of attorneys' fees, costs and expenses.

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

                    On August 9, 1996, HTB Restaurants, Inc. ("HTB
               Restaurants"), a franchisee of HomeTown, along with its parent entities, Summit Family Restaurants, Inc. and CKE Restaurants, Inc. (the "Plaintiffs"), filed suit against the Company and HomeTown in United States District Court for the District of Utah, Central Division. The suit alleges, among other things, that the Company and HomeTown have illegally conspired to restrict competition and to prevent the Plaintiffs from developing additional HomeTown Buffet restaurants under the Multiple Unit Agreement between HomeTown and HTB Restaurants (the "Multiple Unit Agreement"). The continued viability of the Multiple Unit Agreement, which provides HTB Restaurants with exclusive HomeTown Buffet restaurant development rights in the states of Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Utah and Wyoming, is the subject of pending arbitration between HomeTown and HTB Restaurants (see below). The suit includes claims against the Company and HomeTown for violations of both federal and state antitrust laws, claims for unfair business practices, and claims for tortious interference with contract and economic relations. The suit also alleges claims against HomeTown for breach of contract and breach of the covenant of good faith and fair dealing. Plaintiffs seek up to $160 million in damages and sought to enjoin the merger between the Company and HomeTown. On September 19, 1996, Judge Dee V. Benson, of the United States District Court, denied Plaintiffs' motion for preliminary injunctive relief. The Company and HomeTown intend to vigorously defend the lawsuit.

                    HomeTown previously has given HTB Restaurants notice that it has breached its obligation to develop restaurants under the Multiple Unit Agreement and, therefore, HTB Restaurants' exclusive development rights thereunder have terminated. HTB Restaurants and its parent company, Summit Family Restaurants, Inc., have commenced an arbitration proceeding against HomeTown before the American Arbitration Association. The Statement of Claim alleges that termination of the Multiple Unit Agreement is wrongful or improper and requests that HomeTown be precluded from terminating HTB Restaurants' exclusive rights under the Multiple Unit Agreement. HTB Restaurants and Summit Family Restaurants have requested from the arbitrator the following alternative forms of relief: (i) an order voiding all existing franchise agreements between HomeTown and HTB Restaurants; (ii) an order permitting termination of the Multiple Unit Agreement but requiring the payment by HomeTown of $20 million in damages; or
               (iii) an order enjoining termination of the Multiple Unit Agreement, enjoining any construction of any HomeTown Buffet or Old Country Buffet restaurant in the exclusive territory and requiring the Company to divest itself of any current

               Old Country Buffet restaurants operating in the territory. The Company and HomeTown believe that the termination of the Multiple Unit Agreement was proper and, in any event, much of the relief requested is inappropriate because it involves contracts and parties not part of the arbitration proceeding. The hearing before the arbitrator is scheduled to take place on November 25-27, 1996, in Salt Lake City, Utah.

     Item 2.   Changes in Securities

               None

     Item 3.   Defaults upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security Holders

                    A Special Meeting of Shareholders of the Company was held on
               September 19, 1996. At the meeting, the shareholders of the Company approved the issuance of shares of Company Common Stock in accordance with the terms of the Agreement and Plan of Merger, dated June 3, 1996, among the Company, HomeTown Buffet, Inc. and Country Delaware, Inc., by the following votes:

                         FOR         AGAINST       ABSTAIN        NONVOTES
                         ---         -------       -------        --------
                     24,574,615        97,616        62,660            0

     Item 5.   Other Information

               None

     Item 6.   Exhibits and reports on Form 8-K

          a)   Exhibits

               10.1) Amendment No. 1 dated as of September 20, 1996 to Second Amended and Restated Credit Agreement by and between the Company and First Bank National Association (1)

               10.2) Indenture dated as of November 27, 1995 related to 7% Convertible Subordinated Notes of HomeTown Buffet, due December 1, 2002 (2)

               10.3) First Supplemental Indenture dated as of September 20, 1996 among the Company, HomeTown and Wells Fargo Bank, N.A. (3)

               10.4) Employment Agreement dated September 20, 1996, between the Company and Kerry A. Kramp


               10.5) Multiple Unit Agreement dated October 9, 1991 between HTB Restaurants, Inc. and HomeTown, and amendments thereto. (4)

               10.6) Promissory Note issued by Kerry A. Kramp to Registrant and Pledge Agreement between Kerry A. Kramp to HomeTown, each dated August 23, 1993. (5)

               10.7) Promissory Note issued by Thomas F. Hubbard to HomeTown and Pledge Agreement between Thomas F. Hubbard and HomeTown, each dated November 9, 1993. (5)

               10.8) Promissory Note dated April 13, 1995 issued by Kerry A. Kramp. (6)

               27)   Financial Data Schedule


          b) The Company filed a Report on Form 8-K dated September 16, 1996 (regarding an Item 5 disclosure) relating to the Company's Press Release dated September 16, 1996.

               The Company filed a Report on Form 8-K dated September 20, 1996 (regarding an Item 2 disclosure) relating to the acquisition of HomeTown Buffet, Inc.

------------------------------
(1) Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A, dated November 8, 1996.
(2) Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A, dated November 8, 1996.
(3) Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement of Form 8-A, dated November 8, 1996.
(4) Incorporated by reference from Exhibits to HomeTown's Registration Statement on Form S-1, as amended, effective September 22, 1993 (Commission Registration No. 33-67326). Confidential treatment for a portion of this agreement has been granted to HomeTown by the Commission.
(5) Incorporated by reference from Exhibits to HomeTown's Registration Statement on Form S-1, as amended, effective March 23, 1994 (Commission Registration No. 33-75810).
(6) Incorporated by reference from Exhibits to HomeTown's Annual Report on Form 10-K for the period ended January 3, 1996 filed with the Commission on March 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BUFFETS, INC.
                                   (Registrant)


November 22, 1996

                                   /s/ Roe H. Hatlen
                                   ------------------------------
                                   Roe H. Hatlen
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                                   /s/ Clark C. Grant
                                   ------------------------------
                                   Clark C. Grant
                                   Executive Vice President of
                                   Finance and Administration
                                   and Treasurer
                                   (Principal Financial
                                   Officer)

                                    EXHIBIT INDEX


       Exhibits                                               Page
       --------                                               ----

10.4) Employment Agreement dated
      September 20, 1996, between the
      Company and Kerry A. Kramp . . . . . . . . . . . Filed Electronically

27    Financial Data Schedule  . . . . . . . . . . . . Filed Electronically