Form 10-Q/A
period 1996-10-09
BUFFETS INC
filed 1997-03-28
CIK 750274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q/A

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

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  JANUARY 3,     OCTOBER 9,
                                     ASSETS                          1996           1996
                                                                   --------       --------
                                                                       (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .      $  14,530      $  27,217
  Short-term investments . . . . . . . . . . . . . . . . . .         27,828
  Receivable from landlords. . . . . . . . . . . . . . . . .          3,212          2,154
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . .          4,138          3,990
  Notes receivable . . . . . . . . . . . . . . . . . . . . .             11
  Prepaid rents. . . . . . . . . . . . . . . . . . . . . . .          1,950          1,654
  Other current assets . . . . . . . . . . . . . . . . . . .          2,849          1,962
  Refundable income taxes. . . . . . . . . . . . . . . . . .          1,829
  Deferred income taxes. . . . . . . . . . . . . . . . . . .          6,592         11,145
                                                                   --------       --------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .         62,939         48,122
                                                                   --------       --------
PROPERTY AND EQUIPMENT:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,661         15,687
  Building . . . . . . . . . . . . . . . . . . . . . . . . .         27,414         49,279
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . .        216,452        227,699
  Leasehold improvements . . . . . . . . . . . . . . . . . .        170,794        148,242
                                                                   --------       --------
                                                                    428,321        440,907
  Less accumulated depreciation and amortization . . . . . .         99,748        130,980
                                                                   --------       --------
                                                                    328,573        309,927
GOODWILL, net of accumulated amortization of $1,274 and
  $1,534, respectively . . . . . . . . . . . . . . . . . . .          5,365          6,055
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .          2,875          2,263
                                                                   --------       --------
                                                                   $399,752       $366,367
                                                                   --------       --------
                                                                   --------       --------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .      $  36,732      $  27,171
  Accrued payroll and related benefits . . . . . . . . . . .         14,961         15,475
  Accrued rents. . . . . . . . . . . . . . . . . . . . . . .         11,985         18,052
  Accrued sales taxes. . . . . . . . . . . . . . . . . . . .          3,609          4,595
  Accrued insurance. . . . . . . . . . . . . . . . . . . . .          4,363          4,785
  Accrued store closing costs. . . . . . . . . . . . . . . .          1,631          7,777
  Other accrued expenses . . . . . . . . . . . . . . . . . .          3,035          1,550
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .                           620
  Current portion of capital leases. . . . . . . . . . . . .          2,012          2,160
  Short-term debt. . . . . . . . . . . . . . . . . . . . . .          2,000
                                                                   --------       --------
  TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . .         80,328         82,185

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . .         55,500         41,500
LONG-TERM PORTION OF CAPITAL LEASES. . . . . . . . . . . . .          7,143          5,504
DEFERRED INCOME. . . . . . . . . . . . . . . . . . . . . . .            598            342
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . .         13,749          3,057

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000 shares
    authorized; none issued and outstanding
  Common stock, $.01 par value; 60,000 shares
    authorized; issued and outstanding 44,833 and
    45,073 shares, respectively. . . . . . . . . . . . . . .            448            451
  Additional paid-in capital . . . . . . . . . . . . . . . .        114,774        116,058
  Retained earnings. . . . . . . . . . . . . . . . . . . . .        127,212        117,270
                                                                   --------       --------
     TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . .        242,434        233,779
                                                                   --------       --------
                                                                   $399,752       $366,367
                                                                   --------       --------
                                                                   --------       --------

                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                              FORTY WEEKS ENDED            TWELVE WEEKS ENDED
                                         ---------------------------  ----------------------------
                                         OCTOBER 4,      OCTOBER 9,   OCTOBER 4,       OCTOBER 9,
                                            1995            1996         1995             1996
                                         ----------      ----------   ----------       ----------

                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESTAURANT SALES . . . . . . . . . . .    $497,154       $580,663       $162,860       $180,909
RESTAURANT COSTS:
   Food costs. . . . . . . . . . . . .     175,808        202,064         57,485         63,334
   Labor costs . . . . . . . . . . . .     139,485        166,257         44,844         51,801
   Direct and occupancy costs. . . . .     110,339        137,001         36,440         44,028
                                          --------       --------       --------       --------
   Total restaurant costs. . . . . . .     425,632        505,322        138,769        159,163
                                          --------       --------       --------       --------

RESTAURANT PROFITS . . . . . . . . . .      71,522         75,341         24,091         21,746

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES . . . . . .      31,158         36,070         10,872         11,663
MERGER AND OTHER RELATED COSTS . . . .                      6,584                         6,584
DUPLICATE SITE CLOSING COSTS . . . . .                     10,702                        10,702
IMPAIRMENT OF ASSETS . . . . . . . . .                     27,739                        27,739
OTHER SITE CLOSING COSTS . . . . . . .                      4,547                         4,547
                                          --------       --------       --------       --------
                                            40,364        (10,301)        13,219        (39,489)


OTHER INCOME (EXPENSE) NET . . . . . .         637           (941)           196           (427)
                                          --------       --------       --------       --------
EARNINGS (LOSS) BEFORE INCOME
  TAX (EXPENSE) BENEFIT. . . . . . . .      41,001        (11,242)        13,415        (39,916)

INCOME TAX (EXPENSE) BENEFIT . . . . .     (15,492)         1,300         (5,064)        12,470
                                          --------       --------       --------       --------

NET EARNINGS (LOSS). . . . . . . . . .    $ 25,509        ($9,942)      $  8,351       ($27,446)
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------

NET EARNINGS (LOSS) PER COMMON
   AND COMMON EQUIVALENT SHARE . . . .        $.56          ($.22)          $.18          ($.60)
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING . . . . . . . . . . . . .      45,279         45,490         45,439         45,073


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

     The Company's balance sheets as of January 3, 1996, and October 9, 1996, and the statement of operations for the twelve weeks ended October 9, 1996, have been restated. The restatement had no effect on stockholders' equity as of October 9, 1996, or previously reported net loss for the forty weeks ended October 9, 1996. The Company's balance sheets have been restated to classify deferred rents in a manner consistent with future presentations and properly reflect the allocation of deferred taxes between the current deferred income tax asset and the noncurrent deferred income tax liability. The Company's statement of operations for the twelve weeks ended October 9, 1996, has been restated to properly record the intraperiod income tax (expense) benefit for the first three quarters of 1996.

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

INCOME TAX (EXPENSE) BENEFIT. Income taxes reflect a tax benefit of $12.5 million, or 31.2% of the loss before income tax benefit for the twelve weeks ended in 1996. The Company's effective tax rate for 1996 was lower than the statutory rate primarily due to certain merger related costs which are not deductible for tax purposes. The Company's effective income tax rate was 37.7% for the third quarter of 1995. This rate is higher then the statutory rate primarily due to state income taxes.

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

INCOME TAX (EXPENSE) BENEFIT. Income taxes reflect a tax benefit of $1.3 million or 11.6% of the loss before income tax benefit for the forty weeks in 1996 compared to 37.8% in the comparable forty weeks of 1995. The Company's effective tax rate for 1996 was lower than the statutory rate primarily due to certain merger related costs which are not deductible for tax purposes. The Company's effective tax rate for 1995 was more than the statutory rate primarily due to state income taxes.

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


March 28, 1997

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