Form 10-K
period 1997-01-01
BUFFETS INC
filed 1997-04-01
CIK 750274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

     For the fiscal year ended:                   Commission file number:
           January 1, 1997                                0-14370

                                 BUFFETS, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                  41-1462294
     ---------------------------------------------------------------------
      (State of incorporation)               (IRS Employer Identification No.)

       10260 Viking Drive, Eden Prairie, Minnesota             55344-4668
     ---------------------------------------------------------------------
        (Address of principal executive offices)               (Zip code)

                              (612) 942-9760
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                       Preferred Share Purchase Rights
                  7% Convertible Subordinated Notes due 2002

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/     No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the shares of voting stock held by non-affiliates of the registrant was approximately $291,903,227.00 at March 26, 1997, based on the closing sale price for that date as reported on The Nasdaq National Market.

     On March 26, 1997, there were 45,204,504 shares of common stock of the Company, par value $.01 per share, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for its 1997 Annual Meeting to be held May 13, 1997 are incorporated by reference in Part III. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended January 1, 1997 (the "1996 Annual Report") are incorporated by reference in Parts II and IV.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Buffets, Inc., a Minnesota corporation, was organized in 1983. Its executive offices are located at 10260 Viking Drive, Eden Prairie, Minnesota 55344-4668. In September 1996, Buffets acquired HomeTown Buffet, Inc., a Delaware corporation ("HomeTown Buffet"), as discussed below. References herein to the "Company" are to Buffets, Inc. and its subsidiaries, Dinertainment, Inc., Evergreen Buffets Inc., HTB Ventures I, Inc., HTB Ventures II, Inc., HomeTown Buffet, HomeTown Construction and Development, Inc., OCB Restaurant Co., OCB Realty Co., OCB Purchasing Co. and OCB Property Co., unless the context indicates otherwise.

     On September 20, 1996, HomeTown Buffet merged with Country Delaware, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, with HomeTown Buffet as the surviving corporation (the "Merger"). Under the Merger, HomeTown Buffet became a wholly-owned subsidiary of the Company. In connection with the Merger, which was accounted for as a pooling of interests, the Company issued a total of 13,733,728 shares of its common stock in exchange for all outstanding shares of HomeTown Buffet common stock (at an exchange ratio of 1.17 shares of Company common stock for each share of HomeTown Buffet common stock). The Company also assumed options covering, in the aggregate, 1,967,167 shares of the Company's common stock in substitution for previously outstanding options to acquire shares of HomeTown Buffet's common stock. In addition, the Company guaranteed the obligations of HomeTown Buffet under its outstanding 7% Subordinated Convertible Notes, and the Company's common stock will be issued upon any conversion thereof. Approximately $41.5 million in principal amount of these notes were outstanding at the time of the Merger.

     The Company is principally engaged in the development and operation of "buffet" restaurants under the names "Old Country Buffet" ("Country Buffet" in the state of Colorado) and "HomeTown Buffet." The Company obtained a federal trademark registration covering the words "Old Country Buffet" in June of 1985. Under the Merger, the Company gained access to a perpetual license to the "HOMETOWN" mark, including a California state trademark registration, a U.S. application pending to register "HOMETOWN BUFFET," and a U.S. trademark for "HTB" in the restaurant field.

     As of March 25, 1997, the Company operated 355 Company-owned restaurants (256 Old Country Buffets, 96 HomeTown Buffets, and three Roadhouse Grills) in 34 states (including ten new openings and one closing since fiscal year-end 1996 and eight Old Country Buffets converted to HomeTown Buffets). The Company contemplates that approximately 25 Company-owned restaurants will be opened in 1997. In addition, the Company has 24 franchised restaurants (five Old Country Buffets and 19 HomeTown Buffets) are in operation in ten states.

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

     The Company's restaurants range in size from approximately 5,500 to 15,740 square feet, seat from 225 to 600 people, and generally include areas that can be partitioned to accommodate private meetings and group outings. The decor is attractive and informal. To date, the Company has located its restaurants primarily within or adjacent to strip or neighborhood shopping centers. The Company has 75 freestanding locations, 21 of which it owns. The Company's restaurants generally are open from 11:00 a.m. to 8:00 p.m. or 9:00 p.m. A majority of the Company's restaurants also serve breakfast from 8:00 a.m. to 11:30 a.m. on weekends.

FORWARD-LOOKING INFORMATION

     Certain statements in this Annual Report and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward-looking statements." All forward-looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward-looking statements.

     The ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain a sufficient number of qualified restaurant managers and the availability of capital. The proportion of new restaurants that will be free-standing units, either owned or leased, rather than strip mall locations will depend upon the availability of suitable mall locations. The costs of restaurant development and conversion will depend upon the level of contributions from landlords for leasehold improvements, the actual number of free-standing sites utilized in such development and whether such sites involve land purchases, the cost of building supplies and general construction risks and costs. The Company's ability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and food supply costs, may impact whether the Company has sufficient cash resources to fund its restaurant development and conversion plans for 1997 and early 1998.

     Other factors that could cause actual results of the Company to differ materially from those contained in any such forward-looking statements include the success and timing of the continuing integration of the operations of Buffets and HomeTown Buffet, general economic conditions, the actions of existing and future competitors, weather factors, the success of conversions, unforeseen health developments, and regulatory constraints. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

SCATTER SYSTEM FORMAT

     Menu items generally are presented to diners using a "scatter system" rather than a conventional straight buffet serving line. Under the scatter system, six to eight separate food islands or counters are used to present various courses of each meal to diners (for example, salads on one island, desserts on another), with diners able to proceed directly to those islands presenting the menu items they desire at the time. The scatter system promotes easier food access and has helped reduce the long lines that often occurred during peak hours in the Company's restaurants utilizing the conventional straight-line serving format. The scatter system was introduced by the Company in August 1989 and has been utilized in all of its restaurants developed since March 1990. In addition, because of the success of the scatter system, the Company pursued a remodeling program from February 1990 through 1995 with the goal of converting substantially all of its then-existing restaurants from the conventional straight-line format to the scatter system. The last restaurant was converted in 1995.

SMALL BATCH PREPARATION

     To ensure freshness, hot foods and bakery items are prepared repeatedly throughout the day in relatively small batches. Restaurant managers closely monitor the servicing area for the quality and availability of all items. The Company believes the freshness achieved through small batch preparation contributes significantly to the high quality of its food.

ALL-INCLUSIVE PRICE

     Depending on the market area, the Company's buffet restaurants currently charge an all-inclusive price of $5.49 to $6.29 for lunch, Monday through Saturday, and $6.99 to $9.19 for dinner Monday through Sunday. On Saturday and Sunday, certain restaurants serve breakfast at prices ranging from $5.69 to $6.59. Reduced prices are available to senior citizens who purchase an annual senior club card for $1.00 per year and to children under the age of ten or twelve depending on the market area. Children's prices for all meals are $.40 to $.55 per year of their age from two through ten or twelve. Customers pay prior to entering the dining area and are assisted to tables by restaurant employees. They may return for second helpings and additional beverages and desserts without additional charge. This all-inclusive pricing approach exists at virtually all of the Company's restaurants, although alternative pricing and service arrangements are occasionally implemented on a test basis.

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

     MENU SELECTION AND PURCHASING. Headquarters personnel prepare and periodically revise standard recipes and menus and a list of approved ingredients and supplies based upon the quality, availability, cost and customer acceptance of various menu items. Food quality is maintained through centralized coordination with suppliers and frequent restaurant visits by District Representatives and other management personnel.

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

     RESTAURANT MANAGEMENT. Each restaurant typically employs a General Manager, Kitchen Manager, Service Manager, and one to two assistant managers. Each of the Company's restaurant general managers has primary responsibility for day-to-day operations in one of the Company's restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of Company policies and the restaurant's profitability. A portion of each general manager's and other restaurant manager's compensation depends directly on the restaurant's profitability.
In addition, restaurant managers receive stock options under the Company's current stock option program entitling them to acquire an equity interest in the Company. The Company believes that its compensation policies have been important in attracting, motivating and retaining qualified operating personnel.

     Each restaurant general manager reports to a District Representative, each of whom in turn reports to a regional director (currently 13 persons). Each regional director reports to one of the Company's Executive Vice President of Operations.

     The Company maintains centralized financial and accounting controls for its restaurants. On a daily basis, restaurant managers forward customer counts, sales, labor costs and deposit information to Company headquarters. On a weekly basis, restaurant managers forward a summarized profit and loss statement, sales report, and supplier invoices. Payroll data is forwarded every two weeks.

     MANAGEMENT TRAINING. The Company has a series of training programs that are designed to provide managers with the appropriate knowledge and skills necessary to be successful in their current position. All new managers hired from outside the Company and hourly employees considered for promotion to management are required to complete two weeks of classroom training at the Buffets Training Center. After their two weeks at the Training Center, they continue their training for six weeks in a Certified Training Restaurant. This eight-week program provides the basic operating skills and management functions necessary to shift-manage a Company restaurant. The information covered includes basic management skills, food production, labor management, operating programs and personnel management. After completing their time in the Certified Training Restaurant, the managers-in-training continue their development using a structured, self-paced, Management Skills Training Manual in their assigned restaurant.

     Advancement is tied to both current operational performance and training. Individuals designated for promotion to General Manager attend a General Manager two-week training program conducted at the Training Center. This program focuses on advanced management skills with emphasis on team building and performance accountability. General Managers being considered for promotion to District Representative complete a one-week training program for new District Representatives. This training is conducted at the Company's Training Center and focuses on coaching and development, performance management, advanced problem solving and action plans.

     In addition to these programs, a series of field seminars are conducted for all existing management covering topics from ServSafe, the Company's food safety procedures, to management skills.

     FOOD QUALITY AND SAFETY. The Company is dedicated to serving fresh, appealing, highly varied and wholesome food to its guests. This has been pivotal to maintaining high guest satisfaction and is a primary contributor to the Company's past success. In recent years, other reputable food service companies have had their businesses substantially impacted by food-borne illness incidents, some of which involved third party food suppliers and transporters outside of their reasonable control. The Company has implemented rigorous standards, training and other programs to minimize the risk of such occurrences in its operations. There can be no assurance, however, that these will be fully effective in preventing all food-borne illness transmission, or that new illnesses resistant to current precautions will not develop in the future.

FRANCHISING AND JOINT VENTURES

     OLD COUNTRY BUFFET FRANCHISES. There currently are five franchised Old Country Buffet restaurants in Nebraska and Oklahoma, owned by two franchisees. The Company's Old Country Buffet franchise agreements generally have initial terms of 15 years and require the franchisee to pay an initial fee of $25,000 and continuing royalties equal to four percent of the franchisee's sales. The Company has an agreement with each franchisee whereby the Company has options exercisable at various times over the next several years to repurchase the Old Country Buffet restaurants developed by such franchisee at a predetermined formula price based principally on restaurant gross sales.

     HOMETOWN BUFFET FRANCHISES. HomeTown Buffet has three franchisees: HTB Restaurants, Inc. ("HTB Restaurants"), Chi-Chi's, Inc. ("Chi-Chi's") and Carlton A. Hargrave, Inc. ("Hargrave").

     HomeTown Buffet and HTB Restaurants were parties to a multiple unit agreement providing for the exclusive development of up to 27 restaurants over a period ending

December 31, 1997 in Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Utah and Wyoming. Under this agreement, HTB Restaurants' exclusive right to develop HomeTown Buffet restaurants in the states specified was contingent upon HTB Restaurants meeting the development schedule set forth in the agreement. HomeTown Buffet, having concluded that HTB Restaurants was in breach of its obligation to develop restaurants under the agreement, terminated the multiple unit agreement. HTB Restaurants made a demand to arbitrate this matter. In January 1997, HomeTown prevailed in the arbitration on this issue, and HTB Restaurants' exclusive development rights under the agreement terminated. HTB Restaurants has, however, filed a motion to have the decision of the arbitrator vacated or modified. See "Item 3. Legal Proceedings" below.

     With respect to each franchised restaurant, HTB Restaurants and HomeTown Buffet enter into a separate franchise agreement. HTB Restaurants paid an initial franchise fee for each new HomeTown Buffet restaurant opened and a percentage royalty fee based on gross sales. Under its agreements with HTB Restaurants, HomeTown Buffet has a right of first refusal with respect to the sale of the HomeTown Buffet restaurants operated by HTB Restaurants and any transfer of franchise rights granted by HomeTown to HTB Restaurants would require HomeTown Buffet's consent, which may not unreasonably be withheld.

     In May 1993, Chi-Chi's opened a HomeTown Buffet restaurant in Peabody, Massachusetts. Chi-Chi's opened a second franchised unit in March 1994 in Wichita, Kansas.

     Hargrave operates a single franchised restaurant in Calexico, California, which opened in December 1993. HomeTown Buffet served as general contractor for the restaurant and in connection with the construction loaned Hargrave approximately $150,000. The loan was fully paid in 1994. In April 1995 HomeTown Buffet made a loan to Hargrave in the principal amount of $100,000 and an additional $100,000 in October 1995 under a promissory note that permits Hargrave to borrow up to $200,000 in principal amount. The note provides for interest to be paid at 1% above the announced reference rate of US Bank of Oregon. All outstanding principal and interest on the note was due on December 31, 1995 and remain due and payable at this time. HomeTown Buffet agreed to defer Hargrave's franchise royalty payments, commencing April 1995.

     HomeTown Buffet's standard franchise agreement has a 15-year term (with two five-year renewal options) and provides for a one-time payment to HomeTown Buffet of an initial franchise fee and a continuing royalty fee at a variable rate of between 2% and 4% of gross sales. HomeTown Buffet collects weekly sales reports from its franchisees as well as periodic and annual financial statements.

     Each HomeTown Buffet franchisee is responsible for selecting the location for its restaurant, subject to HomeTown Buffet approval. HomeTown Buffet considers such factors as demographics, competition, traffic volume and patterns, parking, site layout, size and other physical characteristics in approving proposed sites. In addition, all site and building plans and specifications must be approved by HomeTown Buffet.

     Franchisees must operate their HomeTown Buffet restaurants in compliance with HomeTown Buffet's operating and recipe manuals. Franchisees are not required to purchase food products or other supplies through HomeTown Buffet's or the Company's suppliers. Each franchised restaurant is required to at all times have a designated Manager and Assistant Manager who have completed the required manager training program. For the opening of a restaurant, HomeTown Buffet provides consultation and makes its personnel generally available to a franchisee. In addition, HomeTown Buffet sends a team of personnel to the restaurant for up to two weeks to assist the franchisee and its managers in the opening, the initial marketing and training effort as well as the overall operation of the restaurant.

     HomeTown Buffet may terminate a franchise agreement for a number of reasons, including a franchisee's failure to pay royalty fees when due, failure to comply with applicable laws, or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisee may terminate a franchise agreement only if HomeTown Buffet violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period. The Company does not anticipate that the termination of any single franchise agreement would have a materially adverse effect on its operations. Termination by a multiple-unit franchisee of several franchise agreements for various locations could, however, have a materially adverse effect on the Company's operations.

     JOINT VENTURES. The Company has taken advantage of joint venture opportunities from time to time, principally as a means of entering new geographic markets. In November 1988, the Company established Evergreen Buffets, Inc., a majority owned joint venture subsidiary of the Company, to develop and operate Old Country Buffet restaurants in Washington and Oregon. The Company held 90% of the outstanding capital stock of this subsidiary and, in December 1995, the Company purchased the outstanding capital stock of the subsidiary held by the minority shareholder in exchange for 92,991 shares of Company Common Stock and Evergreen Buffets, Inc. thereby became a wholly owned subsidiary of the Company.

     In October 1993, HomeTown Buffet formed two Joint Ventures: HTB Ventures I, Inc. ("HTB I") and HTB Ventures II, Inc. ("HTB II"). HTB II was terminated in April 1995 and HTB I was terminated in February 1996. The Joint Ventures were initially established to provide HomeTown Buffet with a means of attracting experienced management to help accelerate HomeTown's expansion into the Midwest. HomeTown Buffet is sole owner of the two restaurants that were operated by HTB II. Commencing February 29, 1996, HomeTown Buffet became the sole owner of the ten restaurants that had been operated by HTB I.

     On March 7, 1997, the Company established Dinertainment, Inc. to develop and operate restaurants that combine Italian-style buffet service with family oriented games. Initial plans call for one location to be opened in 1997 in the State of Ohio. The Company holds 80% of the outstanding capital stock of the subsidiary.

     The Company at present is not actively seeking to grant additional franchises or enter into additional joint ventures relating to its Old Country Buffets or HomeTown Buffet restaurants.

COMPETITION

     The food service industry is highly competitive. Menu, price, service, convenience, location and ambiance are all important competitive factors, with the relative importance of many such factors varying among different segments of the consuming public.

     By providing a wide variety of food and beverages at reasonable prices in an attractive and informal environment, the Company seeks to appeal to a broad range of value-oriented consumers. The Company believes that its primary competitors in this industry segment are other buffet and cafeteria restaurants, and traditional family and casual dining restaurants with full menus and table service. The Company believes that its success to date has been due to its particular approach combining pleasant ambiance, high food quality, breadth of menu, cleanliness and reasonable prices with satisfactory levels of service and convenience.

     Sales are seasonal, with a lower percentage of annual sales occurring in most of its current market areas during the winter months. Sales may also be affected by unusual weather patterns or matters of public interest that compete for the customers' attention.

ADVERTISING AND PROMOTION

     To date the Company has relied primarily on customers' word-of-mouth recommendations to promote its business. As a result, prior to 1993, annual advertising costs never exceeded 1.1% of restaurant sales, such costs being incurred primarily for menu cards, brochures and a limited amount of local newspaper, radio and television advertising. Based on favorable results, the Company increased its rate of expenditure on advertising to 1.3% of restaurant sales in 1994, primarily for increased radio and television advertising. The Company lowered its advertising spending to .9% of restaurant sales in 1995 due to the decision in the fourth quarter of 1994 to use those dollars in food and labor to better serve the guest. In 1996, advertising costs represented 1.2% of restaurant sales. The Company expects to spend approximately 1.4% of restaurant sales on advertising in 1997, which expectation may be impacted by the effectiveness of such advertising and production costs. The Company is prepared to increase its advertising expenditures in the future if it determines that further increases are likely to generate sufficient additional revenues. The Company believes its senior citizen discount program has encouraged many senior citizens to eat at the Company's restaurants.

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

TRADEMARKS

     In June 1985, the Company obtained a federal trademark registration covering the words "Old Country Buffet." The Company has subsequently obtained trademark protection for additional marks used in its business, including the trademarks of HomeTown Buffet in connection with the Merger. Generally, federal registration of a trademark gives the registrant the exclusive use of the trademark in the United States in connection with the goods or services associated with the trademark, subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Because of the common law rights of such a pre-existing restaurant in certain portions of Colorado, the Company's restaurants in that state use the name "Country Buffet." The Company intends to take appropriate steps to develop and protect its marks.

EMPLOYEES

     As of February 26, 1997, the Company employed approximately 24,100 persons, including 40 supervisory and administrative, 1,590 managerial, and 22,470 restaurant employees. Approximately 66% of the Company's restaurant employees work part-time. Relations with employees have been satisfactory and no work stoppages due to labor disputes have occurred. The Company anticipates that its work force will increase by more than 5% by the end of 1997, subject to unexpected turn-over levels, availability of qualified personnel and changes in restaurant development plans.

RESTAURANT DEVELOPMENT

     GENERAL. The Company opened 41 restaurants and closed eight in 1996 and expects to open approximately 25 restaurants in 1997, of which ten were open as of March 15, 1997. One restaurant was closed in Euclid, Ohio in 1997. As of March 25, 1997, the Company has converted eight existing Old Country Buffets restaurants to HomeTown Buffet restaurants.

     The ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain a sufficient number of qualified restaurant managers, and the availability of capital. The Company actively and continuously attempts to identify and negotiate leases and land purchases for additional new locations, and expects that it will be able to achieve its intended development schedule for 1997, though there is no assurance that this will be the case.

     GEOGRAPHIC EXPANSION STRATEGY. The Company initially concentrated its restaurant development in the Midwest, and then after several years expanded to other regions of the country. The Merger strengthened the Company's presence in California and other key markets.

The Company currently operates in 34 states. The Company attempts to cluster its restaurants in geographic areas to achieve economies of scale in costs of supervision, marketing and purchasing.

     SITE SELECTION CRITERIA. The primary criteria considered by the Company in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups (such as families and senior citizens) that tend to favor the Company's restaurants, and the occupancy cost of the proposed restaurant. The Company has found that these criteria frequently are satisfied by well-located strip shopping centers that benefit from cotenancy with strong national retailers and visibility to high traffic roads. All but 110 of the Company's current restaurants are located in such centers. Thirty-five of the other 110 restaurants are located in regional or other enclosed shopping malls and 75 are located in free-standing structures. The Company will pursue free-standing locations only if the projected return on investment falls within acceptable ranges. The Company typically requires a population density of at least 100,000 within five miles of each new location, and currently is concentrating its development efforts on urban areas that can accommodate a number of Company restaurants. Because Old Country Buffet or HomeTown Buffet restaurants typically draw a significant volume of customers, and because of the Company's financial strength, the Company often has been able to negotiate favorable lease terms.

     RESTAURANT CONSTRUCTION. In an effort to better control costs and improve quality, the Company is closely involved in the construction of its restaurants, and also in the acquisition and installation of fixtures and equipment. The Company generally acts as its own general contractor, using restaurant designs prepared by the Company's own architectural staff. The Company normally satisfies the equipment and other restaurant supply needs of its new restaurants from inventory acquired directly from manufacturers and stored at the Company's warehouse in Eden Prairie, Minnesota. Restaurants located in shopping centers typically open approximately 11 weeks after construction begins, while free-standing restaurants typically open approximately 17 weeks after construction begins. The average cost to develop a buffet restaurant located in a shopping center during fiscal 1996 was approximately $679,000 for leasehold improvements (net of landlord contributions) and approximately $614,000 for equipment and furnishings. Free-standing owned restaurants developed in 1996 entailed an average land cost of $700,000 and a average building cost of $1,364,000. It is expected the increased development of free-standing restaurants will increase the average cost per unit and associated capital requirements in 1997.

ITEM 2.   PROPERTIES

     The Company's executive offices are located in approximately 36,000 square feet of leased space in Eden Prairie, Minnesota, for a term ending October 31, 1998. The Company has the option to extend the lease or seek other alternatives, including the development of a corporate headquarters in Eagan, MN on a parcel of land purchased in 1995 for this potential use. The Company also leases a 22,200 square foot warehouse and training center in Eden Prairie, Minnesota for a term ending January 31, 1998. The lease has four one-year options that the Company could exercise to extend the lease through January 31, 2002. The Company owns a 72,000 square foot facility in Marshfield, Wisconsin that it utilizes for the fabrication of cabinetry and fixtures for its restaurants. Until 2001, the Company remains obligated under certain leases related to approximately 32,000 square feet of office space in San Diego, California, previously utilized by HomeTown Buffet, Inc. as its headquarters. Over 19,000 square feet have been sublet to third parties and the Company continues to utilize approximately 6,000 square feet for regional office purposes.

     Most of the Company's restaurants are located in leased facilities, although the Company will consider land purchases for free-standing restaurants in instances where a more acceptable return on investment justifies the additional investment. Seventy-five restaurants are located in free-standing buildings, 35 are located in regional or other enclosed shopping malls, and the rest are located in strip or neighborhood shopping centers. Most of the leases provide for a minimum annual rent and additional rent calculated as a percentage of restaurant sales, generally 3% to 5%, if the rents so calculated exceed the minimum. The initial terms of the Company's leases generally range from ten to fifteen years, and the leases usually have renewal options for additional periods of five to ten years.

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

ITEM 3.   LEGAL PROCEEDINGS

     IN RE BUFFETS, INC. SECURITIES LITIGATION, United States District Court for the District of Minnesota, Master No. 3-94-1447. This action is a consolidation of four separate lawsuits. The first lawsuit was commenced by ZSA Asset Allocation Fund and ZSA Equity Fund on or about November 7, 1994. Three other substantially similar actions were filed shortly thereafter by alleged shareholders Marc Kushner, Trustee for Service Lamp Corp. Profit Sharing Plan, Jerrine Fernandes, and John J. Nuttall. By Pretrial Order No. 1, entered in early January 1995, the District Court ordered that the four lawsuits be consolidated into the single pending action and that plaintiffs serve and file a Consolidated Amended Class Action Complaint (the "Complaint"), which was served on or about January 31, 1995. The Court ordered the dismissal of the Complaint upon motion by the defendants, but granted plaintiffs leave to replead. Plaintiffs filed their Second Amended, Consolidated Class Action Complaint (the "Second Complaint") on December 11, 1995. Defendants moved to dismiss the Second Complaint. On September 11, 1996, the District Court dismissed the Second Complaint without prejudice, with leave to plaintiffs to replead. On November 8, 1996, plaintiffs filed their Third Amended, Consolidated Class Action Complaint (the "Third Complaint"). Defendants have moved to dismiss the Third Complaint, but defendants' motion has not yet been heard by the District Court.

     The Third Complaint is against the Company and several of its current and former officers and directors. In the Third Complaint, plaintiffs seek to represent a putative class consisting of all persons and entities (excluding defendants and certain others) who purchased shares of the Company's Common Stock during the period commencing October 26, 1993 and ending October 25, 1994 (the "Class Period"). The Third Complaint alleges that the defendants made misrepresentations and omissions of material fact during the Class Period with respect to the Company's operations and restaurant development activities, as a result of which the price of the Company's stock allegedly was artificially inflated during the Class Period. The Third Complaint further alleges that certain defendants made sales of Common Stock of the Company during the Class Period while in possession of material undisclosed information about the Company's operations and restaurant development activities. The Third Complaint alleges that the defendants' conduct violated the Securities Exchange Act of 1934 and seeks compensatory damages in an unspecified amount, prejudgment interest, and an award of attorneys' fees, costs and expenses.

     Management of the Company believes that the action is without merit and intends to defend it vigorously. Although the outcome of this proceeding cannot be predicted with certainty, the Company's management believes that while the outcome may have a material effect on earnings in a particular period, the outcome should not have a material effect on the financial condition of the Company.

     ACTIONS INVOLVING HTB RESTAURANTS, INC., SUMMIT FAMILY RESTAURANTS, INC., AND CKE RESTAURANTS, INC. On August 9, 1996, HTB Restaurants, Inc., a franchisee of HomeTown Buffet, along with its parent entities, Summit Family Restaurants, Inc. and CKE Restaurants, Inc. (the "Plaintiffs"), filed suit against the Company and HomeTown Buffet in United States District Court for the District of Utah, Central Division. The suit alleges, among other things, that the Company and HomeTown Buffet illegally conspired to restrict competition and to prevent the Plaintiffs from developing additional HomeTown Buffet restaurants under the multiple unit agreement between HomeTown Buffet and HTB Restaurants (the "Multiple Unit Agreement"). The continued viability of the Multiple Unit Agreement, which provides HTB Restaurants with exclusive HomeTown Buffet restaurant development rights in the states of Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Utah and Wyoming, was the subject of an arbitration proceeding between HomeTown Buffet and HTB Restaurants (see below). The suit includes claims against the Company and HomeTown Buffet for violations of both federal and state antitrust laws, claims for unfair business practices, and claims for tortious interference with contract and economic relations. The suit also alleges claims against HomeTown Buffet for breach of contract and breach of the covenant of good faith and fair dealing and sought to enjoin the merger between the Company and HomeTown. On September 19, 1996, the District Court denied Plaintiffs' motion for preliminary injunctive relief. The Company and HomeTown Buffet intend to vigorously defend the lawsuit.

     HomeTown Buffet previously gave HTB Restaurants notice that it had breached its obligation to develop restaurants under the Multiple Unit Agreement and that, therefore, HTB Restaurants' exclusive development rights thereunder could be terminated. HTB Restaurants and its parent company, Summit Family Restaurants, Inc. (collectively, the "Claimants"), commenced binding arbitration proceeding against HomeTown Buffet before the American Arbitration Association. The Statement of Claim alleged that termination of the Multiple Unit Agreement was wrongful or improper and requested that HomeTown Buffet be precluded from terminating HTB Restaurants' exclusive rights under the Multiple Unit Agreement and/or money damages of up to $20 million. HomeTown Buffet denied Claimants' allegations. The matter was heard in

Salt Lake City, Utah in November and December 1996, and in January 1997, before an arbitrator appointed by the American Arbitration Association. On January 31, 1997, the arbitrator issued his Award and held that HomeTown Buffet had not breached any of its obligations to Claimants or acted in bad faith, and that therefore HomeTown Buffet was entitled to terminate the Multiple Unit Agreement. The arbitrator also rejected the Claimants' request for money damages. In February 1997, the Claimants filed a motion in the United States District Court for the District of Utah, Central Division, seeking to vacate or modify the Award of the arbitrator. HomeTown Buffet intends to vigorously oppose the motion.

     The Company and HomeTown believe that the suit is without merit, and intend to vigorously defend the remaining claims under the lawsuit. Although the outcome of this proceeding cannot be predicted with certainty the Company's management believes that the outcome should not have a material effect on the financial condition of the Company.

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

                          Executive    Principal Occupation and
                          Officer      Business Experience
Name and Age              Since        For Last Five Years
--------------------------------------------------------------------------------
Glenn D. Drasher (45)     1997         Executive Vice President of Marketing
                                       of the Company since January 1997;
                                       Executive Vice President of Country
                                       Kitchen International, family dining
                                       restaurants, June 1996 to January
                                       1997; Vice President of Marketing of
                                       Country Kitchen, September 1993 to
                                       June 1996; Senior Vice President of
                                       Marketing of Chi-Chi's, Inc., Mexican
                                       casual restaurants, 1983 to September
                                       1993.

                          Executive    Principal Occupation and
                          Officer      Business Experience
Name and Age              Since        For Last Five Years
--------------------------------------------------------------------------------
David Goronkin (34)       1996         Executive Vice President of Operations
                                       for the Company since September 1996;
                                       Vice President of Operations of
                                       HomeTown Buffet, May 1996 to September
                                       1996; Director of Operations of
                                       HomeTown Buffet, November 1994 to May
                                       1996; various positions, HomeTown
                                       Buffet, 1989 to November 1994.

Clark C. Grant (45)       1986         Executive Vice President of Finance
                                       and Administration since December 1994
                                       and Treasurer of the Company since May
                                       1986; Vice President of Finance of the
                                       Company, January 1991 to December 1994.

Roe H. Hatlen (53)        1983         Founder and Chairman and Chief Executive
                                       Officer of the Company since December
                                       1983; President of the Company, May
                                       1989 to September 1992.

Thomas F. Hubbard (45)    1996         Executive Vice President of Real Estate
                                       and Development of the Company since
                                       September 1996; President of HomeTown
                                       Development and Construction, Inc.
                                       since 1995; Vice President of
                                       Construction and Development for
                                       HomeTown Buffet since 1992; Director
                                       of Construction for HomeTown Buffet
                                       from 1991 through 1992.

                          Executive    Principal Occupation and
                          Officer      Business Experience
Name and Age              Since        For Last Five Years
--------------------------------------------------------------------------------
Kerry A. Kramp (41)       1996         President of the Company since September
                                       1996; President of HomeTown Buffet
                                       from December 1995 to September 1996
                                       and its Chief Operating Officer since
                                       May 1995; Vice President of Operations
                                       of HomeTown Buffet from February 1992
                                       to December 1995; Director of
                                       Specialty Foods for Geo. A. Hormel
                                       Company from 1988 to February 1992.

Jean C. Rostollan (45)    1991         Executive Vice President of Purchasing
                                       since September 1996; Executive Vice
                                       President of Development and
                                       Purchasing, January 1995 to September
                                       1996; Assistant Secretary of the
                                       Company since February 1992; Vice
                                       President of Purchasing and
                                       Distribution of the Company, September
                                       1992 to December 1994; Vice President
                                       of Purchasing and Marketing of the
                                       Company, January 1991 to August 1992.

C. Dennis Scott (50)      1996         Co-Founder of the Company; Vice Chairman
                                       and Chief Operating Officer of the
                                       Company since September 1996; Founder
                                       of HomeTown Buffet; Director and Chief
                                       Executive Officer of HomeTown Buffet
                                       since 1989.

                          Executive    Principal Occupation and
                          Officer      Business Experience
Name and Age              Since        For Last Five Years
--------------------------------------------------------------------------------
Michael C. Shrader (53)   1996         Vice President of Human Resources of the
                                       Company since September 1996; Vice
                                       President of Human Resources of
                                       HomeTown Buffet, January 1996 to
                                       September 1996; Director of Human
                                       Resources of HomeTown Buffet, August
                                       1995 to January 1996; Selection
                                       Analyst, the Gallup Organization,
                                       February 1995 to August 1995;
                                       Self-employed business consultant,
                                       March 1993 to February 1995; Vice
                                       President of Human Resources of Red
                                       Robin International, Inc., September
                                       1987 to March 1993.

Rick H. White (39)        1993         Executive Vice President of Operations
                                       of the Company since December 1994;
                                       Vice President of Operations of the
                                       Company, September 1992 to December
                                       1994; Regional Director of the
                                       Company, October 1990 to August 1992.

Neal L. Wichard (54)      1996         Senior Vice President of Real
                                       Estate of the Company since September
                                       1996; Vice Chairman of HomeTown
                                       Buffet, October 1995 to September
                                       1996; Secretary and Director of
                                       HomeTown Buffet, July 1990 to
                                       September 1996.

                                      PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information set forth under the caption "Market for the Company's Common Stock and Related Stockholder Matters" on page 23 of the 1996 Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

  The information set forth under the caption, "Selected Consolidated Financial Data" on page 4 of the 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 5 through 9 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Except for KPMG Peat Marwick LLP's opinion relating to the consolidated financial statements of HomeTown Buffet and its subsidiaries as of January 3, 1996 and for the years ended December 28, 1994 and January 3, 1996, the information required under this Item 8 is incorporated herein by reference to pages 10 through 23 of the Company's 1996 Annual Report. KPMG Peat Marwick LLP's opinion appears at page 25 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference to the sections captioned "Number and Election of Directors," "Certain Information Regarding Board of Directors of the Company" and "Beneficial Ownership Reporting" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 1, 1997. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference to the section captioned "Compensation of Executive Officers" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 1, 1997; provided, however, that the subsection thereof entitled "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to the similarly captioned section in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 1, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to the section captioned "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 1, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this Report.

         1.    Financial Statements

               Consolidated Balance Sheets at January 3, 1996 and January 1,
               1997*

               Consolidated Statements of Operations for the Years Ended December 28, 1994, January 3, 1996 and January 1, 1997*

               Consolidated Statements of Stockholders' Equity for the Years Ended December 28, 1994, January 3, 1996 and January 1, 1997*

               Consolidated Statements of Cash Flows for the Years Ended December 28, 1994, January 3, 1996, and January 1, 1997*

               Notes to Consolidated Financial Statements*

               Independent Auditors' Report of Deloitte & Touche LLP*

               Independent Auditor's Report of KPMG Peat Marwick LLP (See page 25 of this Annual Report on Form 10-K)
----------------------

*Incorporated herein by reference to pages 10 through 23 of the Company's 1996 Annual Report

         2.    Supplemental Financial Schedules

               None

         3.    Exhibits

               2 Agreement and Plan of Merger by and among the Company, Country Delaware, Inc., and HomeTown Buffet (1)

               3(a)    Composite Amended and Restated Articles of Incorporation.
                       (2)

               3(b)    By-laws of the Company. (3)

               3(c) Form of Rights Agreement, dated as of October 24, 1995 between the Company and the American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agreement").
                       (4)

               4(a) Indenture dated as of November 27, 1995 related to 7% Convertible Subordinated Notes of HomeTown Buffet due 2002. (5)

               4(b) First Supplemental Indenture dated as of September 20, 1996 among the Company, HomeTown Buffet and Wells Fargo Bank, N.A. (6)

               10(a)   1985 Stock Option Plan. (7)*

               10(b)   1988 Stock Option Plan. (8)*

               10(c)   1995 Stock Option Plan. (9)*

               10(d) Second Amended and Restated Credit Agreement by and between the Company and First Bank National Association.
                       (10)

               10(e) Amendment No. 1 dated as of September 20, 1996 to Second Amended and Restated Credit Agreement by and between the Company and First Bank National Association. (11)

               10(f)   Management Bonus Program.*

               10(g)   1991 HomeTown Buffet Stock Option Plan, as amended. (12)*

               10(h) Consolidating Promissory Note issued by Kerry A. Kramp to the Company and related Stock Pledge Agreement, each dated December 31, 1996.*

               10(i) Promissory Note issued by Thomas E. Hubbard to HomeTown Buffet and related Pledge Agreement, each dated November 9, 1993. (13)*

               10(j) Promissory Note issued by Thomas E. Hubbard to HomeTown Buffet and related Pledge Agreement, each dated
                       August 13, 1996.*

               10(k) Promissory Note issued by Michael Shrader to HomeTown Buffet and related Pledge Agreement, each dated August 7, 1996.*

               10(l) Employment Agreement with Kerry A. Kramp dated September 20, 1996. (14)*

               10(m) Multiple Unit Agreement dated October 9, 1991 between HTB Restaurants, Inc. and HomeTown, and amendments thereto.
                       (15)

               10(n)   Form of Franchise Agreement. (16)

               10(o)   Letter Agreement regarding severance obligations.*

               11      Statement Regarding Computation of Per Share Earnings
                       (Loss).

               13 Annual Report to Shareholders for the fiscal year ended January 1, 1997.

               21      Subsidiaries of the Company.

               23(a)   Consent of Deloitte & Touche LLP.

               23(b)   Consent of KPMG Peat Marwick LLP.

               27      Financial Data Schedule.

----------------------------

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(1) Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated June 3, 1996.

(2) Incorporated by reference to Exhibits to Registration Statement on Form S-3 dated June 2, 1993 (Registration No. 33-63694).

(3) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 29, 1993.

(4) Incorporated by reference to Exhibits to Report on Form 8-K, dated October 24, 1995.

(5) Incorporated by reference to Exhibit 4.6 to Registration Statement on Form 8-A dated November 7, 1996.

(6) Incorporated by reference to Exhibit 4.7 to Registration Statement on Form 8-A dated November 7, 1996.

(7) Incorporated by reference to Exhibits to Registration Statement on Form S-1 dated October 25, 1985 (Registration No. 33-171).

(8) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 30, 1992.

(9) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended October 4, 1995.

(10) Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 24, 1996.

(11) Incorporated by reference to Exhibit 4.5 to Registration Statement on Form 8-A dated November 7, 1996.

(12) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended April 24, 1996 (File No. 0-22402).

(13) Incorporated by reference to Exhibits to HomeTown Buffet's Registration Statement on Form S-1, as amended, effective March 23, 1994 (Registration No. 33-75810).

(14) Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the period ended October 9, 1996.

(15) Incorporated by reference from Exhibits to HomeTown Buffet's Registration Statement on Form S-1, as amended, effective September 22, 1993 (Registration No. 33-67326). Confidential treatment for a portion of this agreement has been granted to HomeTown by the Commission.

(16) Incorporated by reference from Exhibits to HomeTown Buffet's Registration Statement on Form S-1, as amended, effective September 22, 1993 Registration No. 33-67326.

     (b)  Reports on Form 8-K.

     The Company filed no current Reports on Form 8-K during the fourth quarter of the fiscal year ended January 1, 1997.

                       ANNUAL REPORT AND PROXY STATEMENT

  With the exception of the matters specifically incorporated herein by reference to the Company's 1996 Annual Report to Shareholders or to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, no other portions of the 1996 Annual Report to Shareholders or Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

                            INDEPENDENT AUDITORS' REPORT



The Board of Directors
HomeTown Buffet, Inc.:


We have audited the consolidated balance sheet of HomeTown Buffet, Inc. and subsidiaries as of January 3, 1996, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended January 3, 1996 (not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTown Buffet, Inc. and subsidiaries as of January 3, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended January 3, 1996, in conformity with generally accepted accounting principles.

                                       KPMG Peat Marwick LLP

San Diego, California
February 16, 1996, except as to note 6 to the consolidated financial statements which is as of March 8, 1996

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Buffets, Inc.

March 31, 1997                               By /s/ Roe H. Hatlen
---------------                                 --------------------------
     Date                                            Roe H. Hatlen
                                                    Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                 Capacity                 Date
    ---------                 --------                 ----

/s/ Roe H. Hatlen             Chairman of the Board    March 31,1997
----------------------------  and Chief Executive
Roe H. Hatlen                 Officer (Principal
                              Executive Officer)

/s/ Clark C. Grant            Executive Vice President March 31, 1997
----------------------------  of Finance and
Clark C. Grant                Administration and
                              Treasurer
                              (Principal Financial
                              Officer)

/s/ Marguerite C. Nesset      Vice President of         March 31, 1997
----------------------------  Accounting and
Marguerite C. Nesset          Controller (Principal
                              Accounting Officer)

/s/ C. Dennis Scott           Vice Chairman of          March 31, 1997
----------------------------  the Board, Chief Operating
C. Dennis Scott               Officer and Director

/s/ Walter R. Barry, Jr.      Director                   March 31, 1997
----------------------------
Walter R. Barry, Jr.

/s/ Christian F. Horn         Director                   March 31, 1997
----------------------------
Christian F. Horn

/s/ Raymond A. Lipkin         Director                   March 31, 1997
----------------------------
Raymond A. Lipkin

/s/ Alan S. McDowell          Director                   March 31, 1997
----------------------------
Alan S. McDowell

/s/ David Michael Winton      Director                   March 31, 1997
----------------------------
David Michael Winton

EXHIBIT INDEX


EXHIBITS

2      Agreement and Plan of Merger by and among
       the Company, Country Delaware, Inc.,
       and HomeTown Buffet . . . . . . . . . . . . . .Incorporated by Reference

3 (a)  Composite Amended and Restated Articles
       of Incorporation. . . . . . . . . . . . . . . .Incorporated by Reference

3(b)   By-laws of the Company. . . . . . . . . . . . .Incorporated by Reference

3(c)   Form of Rights Agreement, dated as of
       October 24, 1995 between the Company
       and the American Stock Transfer & Trust
       Company, as Rights Agent (the "Rights
       Agreement"). . . . . . . . . . . . . . . . . . Incorporated by Reference

4(a)   Indenture dated as of November 27, 1995
       related to 7% Convertible Subordinated Notes
       of HomeTown Buffet due 2002 . . . . . . . . . .Incorporated by Reference

4(b)   First Supplemental Indenture dated as of
       September 20, 1996 among the Company,
       HomeTown Buffet and Wells Fargo Bank, N.A . . .Incorporated by Reference

10(a)  1985 Stock Option Plan. . . . . . . . . . . . .Incorporated by Reference

10(b)  1988 Stock Option Plan. . . . . . . . . . . . .Incorporated by Reference

10(c)  1995 Stock Option Plan. . . . . . . . . . . . .Incorporated by Reference

10(d)  Second Amended and Restated Credit
       Agreement by and between the Company
       and First Bank National Association . . . . . .Incorporated by Reference

10(e)  Amendment No. 1 dated as of September 20, 1996
       to Second Amended and Restated Credit
       Agreement by and between the Company and
       First Bank National Association . . . . . . . .Incorporated by Reference

10(f)  Management Bonus Program. . . . . . . . . . . . . . Filed Electronically

10(g)  1991 HomeTown Buffet Stock Option Plan,
       as amended. . . . . . . . . . . . . . . . . . .Incorporated by Reference

10(h)  Promissory Note issued by Kerry A. Kramp to the
       Company and related Stock Pledge Agreement,
       each dated December 31, 1996. . . . . . . . . . . . Filed Electronically

10(i)  Promissory Note issued by Thomas E. Hubbard to
       HomeTown Buffet and related Pledge Agreement,
       each dated November 9, 1993.. . . . . . . . . .Incorporated by Reference

10(j)  Promissory Note issued by Thomas E. Hubbard to
       HomeTown Buffet and related Pledge Agreement,
       each dated August 13, 1996. . . . . . . . . . . . . Filed Electronically

10(k)  Promissory Note issued by Michael Shrader to
       HomeTown Buffet and related Pledge Agreement,
       each dated August 7, 1996.. . . . . . . . . . . . . Filed Electronically

10(l)  Employment Agreement with Kerry A. Kramp
       dated September 20, 1996. . . . . . . . . . . .Incorporated by Reference

10(m)  Multiple Unit Agreement dated October 9, 1991
       between HTB Restaurants, Inc. and HomeTown,
       and amendments thereto. . . . . . . . . . . . .Incorporated by Reference

10(n)  Form of Franchise Agreement.. . . . . . . . . .Incorporated by Reference

10(o)  Letter agreement regarding severance obligations . .Filed Electronically

11     Statement Regarding Computation of Per
       Share Earnings (Loss). . . . . . . . . . . . . . . .Filed Electronically

13     Annual Report to Shareholders for the
       fiscal year ended January 1, 1997 . . . . . . . . . Filed Electronically

21     Subsidiaries of the Company.. . . . . . . . . . . . Filed Electronically

23(a)  Consent of Deloitte & Touche LLP. . . . . . . . . . Filed Electronically

23(b)  Consent of KPMG Peat Marwick LLP. . . . . . . . . . Filed Electronically

27     Financial Data Schedule.. . . . . . . . . . . . . . Filed Electronically