Form 10-Q
period 1997-04-23
BUFFETS INC
filed 1997-05-29
CIK 750274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

               For Quarter Ended:            Commission File Number
                 April 23, 1997                     0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

       Minnesota                                41-1462294
(State of incorporation)           (I.R.S. Employer Identification No.)

                   10260 Viking Drive, Eden Prairie, MN  55344
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

                    YES  X                   NO
                       -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                  Outstanding as of May 16, 1997
        -----                  ------------------------------
Common Stock, $.01 par value          45,213,659 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

 PART I.   FINANCIAL INFORMATION

 Item 1.   Consolidated Financial Statements:

           Consolidated Balance Sheets-
           January 1, 1997 and April 23, 1997. . . . . . . . . . . . .       3

           Consolidated Statements of Operations-
           Sixteen Weeks ended April 24, 1996
           and April 23, 1997. . . . . . . . . . . . . . . . . . . . .       4

           Consolidated Statements of Cash Flows-
           Sixteen Weeks ended April 24, 1996 and
           April 23, 1997. . . . . . . . . . . . . . . . . . . . . . .       5

           Notes to Consolidated Financial
           Statements. . . . . . . . . . . . . . . . . . . . . . . . .       6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . . . . .       7

PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .       11

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       JANUARY 1,      APRIL 23,
                      ASSETS                              1997           1997
                                                       ----------      --------
                                                            (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . .      $ 10,772       $ 16,053
  Receivable from landlords. . . . . . . . . . . .         2,642          3,822
  Inventory. . . . . . . . . . . . . . . . . . . .         3,653          3,878
  Notes receivable . . . . . . . . . . . . . . . .            52             52
  Prepaid rents. . . . . . . . . . . . . . . . . .         2,782            852
  Other current assets . . . . . . . . . . . . . .         2,587          1,234
  Deferred income taxes. . . . . . . . . . . . . .        11,975         12,320
                                                        --------       --------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . .        34,463         38,211

PROPERTY AND EQUIPMENT:
  Land . . . . . . . . . . . . . . . . . . . . . .        15,686         15,686
  Buildings. . . . . . . . . . . . . . . . . . . .        30,537         30,960
  Equipment. . . . . . . . . . . . . . . . . . . .       228,046        236,034
  Leasehold improvements . . . . . . . . . . . . .       185,263        193,088
                                                        --------       --------
                                                         459,532        475,768
  Less accumulated depreciation and amortization .       131,811        143,106
                                                        --------       --------
                                                         327,721        332,662
GOODWILL, net of accumulated amortization of $1,615
  and $1,723, respectively . . . . . . . . . . . .         5,974          5,866
OTHER ASSETS . . . . . . . . . . . . . . . . . . .         2,525          2,435
                                                        --------       --------
                                                        $370,683       $379,174
                                                        --------       --------
                                                        --------       --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . .      $ 29,483       $ 26,602
  Accrued payroll and related benefits . . . . . .        16,229         16,635
  Accrued rents. . . . . . . . . . . . . . . . . .        13,892         13,101
  Accrued sales taxes. . . . . . . . . . . . . . .         3,497          4,255
  Accrued insurance. . . . . . . . . . . . . . . .         4,390          5,651
  Accrued store closing costs. . . . . . . . . . .         7,703          7,244
  Other accrued expenses . . . . . . . . . . . . .         5,779          6,559
  Income taxes . . . . . . . . . . . . . . . . . .           615          2,806
  Current portion of capital leases. . . . . . . .         2,055          2,055
                                                        --------       --------
    TOTAL CURRENT LIABILITIES. . . . . . . . . . .        83,643         84,908
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .        41,500         41,500
LONG-TERM PORTION OF CAPITAL LEASES. . . . . . . .         5,078          4,527
DEFERRED INCOME. . . . . . . . . . . . . . . . . .           405            284
DEFERRED INCOME TAXES. . . . . . . . . . . . . . .         3,266          4,485

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 5,000
    shares; none issued and outstanding
  Common stock, $.01 par value; authorized 60,000
    shares; issued and outstanding 45,159 and
    45,209 shares, respectively. . . . . . . . . .           452            452
  Additional paid-in capital . . . . . . . . . . .       116,330        116,634
  Retained earnings. . . . . . . . . . . . . . . .       120,009        126,384
                                                        --------       --------
    TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . .       236,791        243,470
                                                        --------       --------
                                                        $370,683       $379,174
                                                        --------       --------
                                                        --------       --------


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          SIXTEEN WEEKS ENDED
                                                       -------------------------
                                                        APRIL 24,      APRIL 23,
                                                          1996           1997
                                                       ----------     ----------
                    (in thousands, except per share amounts)

RESTAURANT SALES . . . . . . . . . . . . . . . . .      $217,452       $240,741

RESTAURANT COSTS:
  Food costs . . . . . . . . . . . . . . . . . . .        76,614         83,779
  Labor costs  . . . . . . . . . . . . . . . . . .        64,005         73,801
  Direct and occupancy costs . . . . . . . . . . .        51,652         58,951
                                                        --------       --------
    Total restaurant costs . . . . . . . . . . . .       192,271        216,531
                                                        --------       --------

RESTAURANT PROFITS . . . . . . . . . . . . . . . .        25,181         24,210

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES . . . . . . . . . . . . .        13,040         13,270
                                                        --------       --------
                                                         12,141          10,940

OTHER EXPENSE. . . . . . . . . . . . . . . . . . .           260            485
                                                        --------       --------

EARNINGS BEFORE INCOME TAXES . . . . . . . . . . .        11,881         10,455
INCOME TAXES . . . . . . . . . . . . . . . . . . .         4,584          4,080
                                                        --------       --------

NET EARNINGS . . . . . . . . . . . . . . . . . . .      $  7,297       $  6,375
                                                        --------       --------
                                                        --------       --------

NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE . . . . . . . . . . . . .      $    .16       $    .14
                                                        --------       --------
                                                        --------       --------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING . . . . . . . . . . . . . . . . . . .       45,656          45,440


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIXTEEN WEEKS ENDED
                                                       -------------------------
                                                        APRIL 24,      APRIL 23,
                                                          1996           1997
                                                       ----------     ----------
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings . . . . . . . . . . . . . . . . .      $  7,297       $  6,375
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation and amortization  . . . . . . . .        12,435         12,316
    Tax benefit from early disposition of
      common stock . . . . . . . . . . . . . . . .            32            120
    Deferred income. . . . . . . . . . . . . . . .          (121)          (121)
    Deferred income taxes  . . . . . . . . . . . .           432            874
  Changes in assets and liabilities:
      Inventory. . . . . . . . . . . . . . . . . .           137           (225)
      Other current assets . . . . . . . . . . . .         1,041          3,283
      Refundable income taxes. . . . . . . . . . .         1,829
      Other assets . . . . . . . . . . . . . . . .           (60)           (29)
      Accounts payable . . . . . . . . . . . . . .        (5,765)        (2,881)
      Accrued payroll and related benefits . . . .        (1,772)           406
      Accrued store closing costs  . . . . . . . .                         (459)
      Other accrued expenses . . . . . . . . . . .         1,848          2,008
      Income taxes currently payable . . . . . . .         1,151          2,191
                                                        --------       --------
        Total adjustments. . . . . . . . . . . . .        11,187         17,483
                                                        --------       --------

        Net cash provided by operating activities.        18,484         23,858

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures . . . . . . . . . . . . .       (19,398)       (18,784)
    Cash received from landlords . . . . . . . . .         1,216            574
    Purchase of investments. . . . . . . . . . . .       (57,583)
    Proceeds from sale of investments. . . . . . .        64,577
    Purchase of minority interest in HTB I . . . .          (950)
                                                        --------       --------
        Net cash used in investing activities. . .       (12,138)       (18,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of capital leases . . . . . . . . . .          (501)          (551)
    Proceeds from exercise of employees'
      stock options. . . . . . . . . . . . . . . .           331            184
    Payments of long-term debt . . . . . . . . . .        (7,500)
    Borrowing under long-term debt . . . . . . . .         2,500
                                                        --------       --------
      Net cash used in financing activities. . . .        (5,170)          (367)
                                                        --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . .         1,176          5,281

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . .        14,530         10,772
                                                        --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . .       $15,706        $16,053
                                                        --------       --------
                                                        --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest (net of capitalized interest of $134 and
    $81 in 1996 and 1997, respectively). . . . . .       $   258        $   334
    Income taxes . . . . . . . . . . . . . . . . .         1,931            895


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of April 23, 1997 and the results of operations and cash flows for the sixteen weeks ended April 24, 1996 and April 23, 1997.


2. These statements should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1997 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 10 of this quarterly report.

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

RESULTS OF OPERATIONS

SIXTEEN WEEKS ENDED APRIL 23, 1997

RESTAURANT SALES. Restaurant sales of $240.7 million during the first sixteen weeks of 1997 represented a 10.7% increase over sales of $217.5 million for the comparable period of 1996, due to sales generated by new restaurants. Ten new restaurants opened and one restaurant (previously reserved for) closed in the first quarter of 1997, bringing the total number of Company-owned restaurants to 355 at the end of the quarter (256 Old Country Buffets, 96 HomeTown Buffets and three Roadhouse Grills), compared to 326 restaurants open at the end of the comparable 1996 period. Average weekly sales per restaurant for the first sixteen weeks of 1997 increased 1.3% to $43,089 from $42,543 in the comparable period of 1996. The 10 new restaurants opened during the quarter generated average weekly sales of $59,417, well above the Company average. Comparable sales per restaurant were down 2.8% for the comparable periods. The Company's price increases have been nominal.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs increased to 90.0% for the first sixteen weeks of 1997 from 88.4% for the first sixteen weeks of 1996. Food costs as a percentage of restaurant sales decreased slightly to 34.8% from 35.2%, primarily due to decreases in the price of dairy products. Labor costs increased to 30.7% in 1997 from 29.4% in 1996, primarily due to an increase in the base compensation of store-level managers. The Company intends to implement menu changes in a majority of its restaurants late in the second quarter 1997 that may affect food and labor costs. although initial tests of the new menu in thirteen restaurants have resulted in overall savings in food and labor costs, it is unknown what effect the menu changes will have when implemented on a larger scale. Direct and occupancy costs increased as a percentage of sales to 24.5% in 1997 from 23.8% in 1996, due to increases in utilities, repair and maintenance, and various other restaurant costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales decreased to 5.5% in the first sixteen weeks of 1997 from 6.0% in the first sixteen weeks of 1996. Such expenses in absolute terms were slightly higher at $13.3 million for the first sixteen weeks of 1997 from $13.0 million in the comparable period of 1996, primarily as a result of increases in operations and training costs, offset by a decrease in opening costs. Advertising costs as a percentage of restaurant sales were .5% for both periods compared. The Company expects that advertising expenditures as a percentage of restaurant sales in the second quarter will remain at substantially this level, but will increase in the final half of the year such that overall advertising spending for 1997 will approximate 1.25% of restaurant sales.

INCOME TAXES. Income taxes were 39.0% of earnings before taxes for the 1997 quarter and 38.6% in the 1996 quarter.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's restaurants generate cash immediately through sales. New restaurants are generally profitable shortly after opening. The Company does not have significant assets in the form of trade receivables or inventory, and often receives several weeks of trade credit from food and supply purveyors; therefore, the Company's operations generate substantial cash which is available to fund new restaurants. The investment of cash flow from operations in restaurant property and equipment results in a "working capital deficit" (current liabilities exceeding current assets) which, to a considerable extent, represents interest-free financing from trade creditors that the Company intends to continue to utilize.

     The Company currently has an unsecured revolving line of credit of up to $50 million with interest payable at the option of the Company, at the applicable "eurodollar rate", "certificate of deposit rate", or the "reference rate" of the bank at the time of the advance. The Company is also required to pay a commitment fee equal to 1/4 of 1% per annum of the unused balance, payable quarterly in arrears. On July 1, 1999, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2002. As of April 23, 1997, the Company had no borrowings outstanding under this credit line.

     In 1995, HomeTown Buffet, Inc., a wholly-owned subsidiary of the Company ("HomeTown"), issued $41.5 million in aggregate principal amount of 7.0% subordinated convertible notes due on December 1, 2002. Interest is payable semi-annually on June 1 and December 1, commencing June 1, 1996. The notes are convertible into shares of the Company's common stock at a conversion price of $11.67, subject to adjustment under certain conditions, at any time until maturity. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The notes are redeemable in whole or in part, at the option of the Company, at any time on or after December 2, 1998.

     The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open a total of approximately 25 new restaurants and convert 25 to 30 restaurants, principally from Old Country Buffets to HomeTown Buffets, during 1997, with 10 new restaurants already opened and eight conversions completed at April 23, 1997.

     The Company expects to spend an aggregate of approximately $12 to $17 million during the remainder of 1997 on its restaurants being opened in 1997, depending on the level of contributions obtained from landlords for leasehold improvements and the amount of land purchased for freestanding buildings. The Company anticipates that, as it further pursues the development of freestanding locations, the cost per location and related cash requirements will increase substantially over prior years and that these costs will not be offset by landlord contributions that typically have been associated with strip mall locations. The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. The Company estimates that approximately 50% of 1997 new locations will be freestanding units, and of the freestanding restaurants virtually all will be ground leased rather than owned. The Company expects to spend an aggregate of approximately $4 to $7 million during the remainder of 1997 on the conversion of restaurants. Sources of capital for restaurant development projects are anticipated to be funds provided by operations, credit received from trade suppliers, landlord contributions to leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants and restaurant conversions included in the Company's restaurant development plans for at least through fiscal 1997 and early fiscal 1998. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate.

ACCOUNTING PRONOUNCEMENT
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, earnings per share, which is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No.
15, earnings per share, and replaces the presentation of primary earnings per share with a presentation of basics earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. Basic earnings per share is not expected to be materially different than primary earnings per share due to the impact of common stock equivalents being insignificant.

FORWARD-LOOKING INFORMATION
     Certain statements in this quarterly report and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward-looking statements." All forward-looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward-looking statements.

     The ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain a sufficient number of qualified restaurant managers and the availability of capital. The proportion of new restaurants that will be free-standing units, either owned or leased, rather than strip mall locations will depend upon the availability of suitable mall locations. The costs of restaurant development and conversion will depend upon the level of contributions from landlords for leasehold improvements, the actual number of free-standing sites utilized in such development, and whether such sites involve land purchases, the cost of building supplies and general construction risks and costs. The Company's ability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and food supply costs, may impact whether the Company has sufficient cash resources to fund its restaurant development and conversion plans for 1997 and early 1998.

     Other factors that could cause actual results of the Company to differ materially from those contained in any such forward-looking statements include the success and timing of the continuing integration of the operations of the Company and HomeTown, the number, cost and success of restaurant conversions, changes in the cost and supply of food and labor, the impact of menu changes, the timing of television advertising planned for the remainder of 1997 and the cost and effectiveness of such advertising as well as the Company's other marketing programs, general economic conditions, the actions of existing and future competitors, weather factors, unforseen health and safety developments regarding restaurant operations, and regulatory constraints. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

PART II.
     OTHER INFORMATION

 Item 1.  Legal Proceedings
               The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company's consolidated financial statements.
               The Company and certain of its directors and executive officers have been named as defendants in a Third Amended Consolidated Class Action Complaint (the "complaint") brought on behalf of a putative class of all purchasers of common stock of the Company from October 26, 1993 through October 25, 1994 (the "class period") in the United States District Court for the District of Minnesota. The complaint alleges that the defendants made misrepresentations and omissions of material fact during the class period with respect to the Company's operations and restaurant development activities, as a result of which the price of the Company's stock allegedly was artificially inflated during the class period. The complaint further alleges that certain defendants made sales of common stock of the Company during the class period while in possession of material undisclosed information about the Company's operations and restaurant development activities. The complaint alleges that the defendants' conduct violated the Securities Exchange Act of 1934 and seeks compensatory damages in an unspecified amount, prejudgement interest, and an award of attorneys fees, costs and expenses. The defendants have moved to dismiss the current complaint with prejudice. The Company expects that a hearing on this motion will be held in June or July 1997. The two previous complaints were dismissed without prejudice. Management of the Company believes that the action is without merit and intends to defend it vigorously. Although the outcome of this action cannot be predicted with certainty, the Company's management believes that while the outcome may have a material effect on earnings in a particular period, the outcome should not have a material effect on the financial condition of the Company.
               On August 9, 1996 HTB Restaurants, Inc. ("HTB Restaurants"), a franchisee of HomeTown, along with its parent entities, Summit Family Restaurants, Inc. ("Summit") and CKE Restaurants, Inc. (collectively, the "Plaintiffs"), filed suit against the Company and HomeTown in United States District Court for the District of Utah, Central Division. The suit alleges, among other things, that the Company and HomeTown illegally conspired to restrict competition and to prevent the Plaintiffs from developing additional HomeTown restaurants under the Multiple Unit Agreement between HomeTown and HTB Restaurants (the "Multiple Unit Agreement"). The suit includes claims against the Company and HomeTown for violations of both federal and state antitrust laws, claims for unfair business practices, and claims for tortuous interference with contract and economic relations. The suit also alleges claims against HomeTown for breach of contract and breach of the covenant of good faith and fair dealing. Plaintiffs sought damages and to enjoin the merger between the Company and HomeTown. On September 19, 1996, the court denied Plaintiffs' motion for preliminary injunctive relief. On January 31, 1997, an arbitrator ruled that HomeTown is entitled to terminate the Multiple Unit Agreement, along with all of HTB Restaurants' development rights. HTB Restaurants and Summit have moved to vacate the arbitrator's award, while HomeTown has moved to confirm it. Both motions are being briefed and a hearing will be held on the motions at a future date. The Company and HomeTown believe that the suit is without merit, and intend to vigorously defend the arbitrator's award and the remaining claims under the lawsuit. Although the outcome of this action cannot be predicted with certainty, the Company's management believes that the outcome should not have a material effect on the financial condition of the Company.

 Item 2.  Changes in Securities

          None

 Item 3.  Defaults upon Senior Securities

          None

 Item 4.  Submission of Matters to a Vote of Security Holders

          None

 Item 5.  Other Information

          None

 Item 6.  Exhibits and reports on Form 8-K
      a)  Exhibits
          3(a) Composite Amended and Restated Articles of Incorporation (1)
          3(b) By-laws of the Company (2)
          4(a) Form of Rights Agreement, dated as of October 24, 1995 between the Company and the American Stock Transfer and Trust Company, as
               Rights Agent (3)
          10.1 Second Amendment dated May 28, 1997 to Second Amended and
               Restated Credit Agreement by and between the Company and First
               Bank National Association
          27   Financial Data Schedule


(1) Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 dated June 2, 1993 (Registration No. 33-63694).
(2) Incorporated by reference to Exhibit 3(b) to Annual Report on Form 10-K for the fiscal year ended December 29, 1993.
(3)  Incorporated by reference to Exhibit 1 to Report on Form 8-K dated
     October 24, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BUFFETS, INC.
                                   (Registrant)



Date:     May 29, 1997





                                        /s/ Roe H. Hatlen
                                        ------------------------------
                                        Roe H. Hatlen
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

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
                                        Officer)

                                  EXHIBIT INDEX


       Exhibits                                                             Page
       --------                                                             ----
3(a)   Composite Amended and Restated Articles of
       Incorporation . . . . . . . . . . . . . . .     Incorporated by Reference

3(b)   By-laws of the Company. . . . . . . . . . .     Incorporated by Reference


4(a)   Form of Rights Agreement, dated as of
       October 24, 1995 between the Company and
       the American Stock Transfer and Trust
       Company, as Rights Agent. . . . . . . . . .     Incorporated by Reference

10.1   Second Amendment dated May 28, 1997 to
       Second Amended and Restated Credit
       Agreement by and betweeen the Company
       and First Bank National Association . . . .     Filed Electronically

27     Financial Data Schedule . . . . . . . . . .     Filed Electronically


====================