Form 10-Q
period 1997-07-16
BUFFETS INC
filed 1997-08-12
CIK 750274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For Quarter Ended:                           Commission File Number
  July 16, 1997                                   0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

       Minnesota                                  41-1462294
(State of incorporation)                (I.R.S. Employer Identification No.)


                   10260 Viking Drive, Eden Prairie, MN  55344
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


                    YES  X                   NO
                        ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding as of August 5,1997
          -----                         -------------------------------
Common Stock, $.01 par value                 45,226,549 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                     Page No.
                                                                     --------


 PART I.  FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements:

          Consolidated Balance Sheets-
          January 1, 1997 and July 16, 1997 . . . . . . . . . . . . . . . 3

          Consolidated Statements of Operations-
          Twenty-Eight Weeks ended July 17, 1996
          and July 16, 1997 and Twelve Weeks ended
          July 17, 1996 and July 16, 1997 . . . . . . . . . . . . . . . . 4

          Consolidated Statements of Cash Flows-
          Twenty-Eight Weeks ended July 17, 1996
          and July 16, 1997 . . . . . . . . . . . . . . . . . . . . . . . 5

          Notes to Consolidated Financial
          Statement   . . . . . . . . . . . . . . . . . . . . . . . . . . 6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . 7

 PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .12

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        JANUARY 1,     JULY 16,
                                                           1997         1997
                                                        ----------    ---------
                                                            (IN THOUSANDS)
                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . .  $  10,772     $ 29,399
     Receivable from landlords . . . . . . . . . . . .      2,642        3,368
     Inventory   . . . . . . . . . . . . . . . . . . .      3,653        4,032
     Notes receivable  . . . . . . . . . . . . . . . .         52           52
     Prepaid rents . . . . . . . . . . . . . . . . . .      2,782        1,544
     Other current assets  . . . . . . . . . . . . . .      2,587        1,753
     Deferred income taxes   . . . . . . . . . . . . .     11,975       12,686
                                                        ---------     --------
          TOTAL CURRENT ASSETS . . . . . . . . . . . .     34,463       52,834

PROPERTY AND EQUIPMENT:
     Land  . . . . . . . . . . . . . . . . . . . . . .     15,686       15,688
     Building. . . . . . . . . . . . . . . . . . . . .     30,537       31,014
     Equipment . . . . . . . . . . . . . . . . . . . .    228,046      241,080
     Leasehold improvements  . . . . . . . . . . . . .    185,263      195,738
                                                        ---------     --------
                                                          459,532      483,520
     Less accumulated depreciation and amortization. .    131,811      150,704
                                                        ---------     --------
                                                          327,721      332,816
GOODWILL, net of accumulated amortization of $1,615 and
     $1,803, respectively  . . . . . . . . . . . . . .      5,974        5,786
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .      2,525        2,348
                                                        ---------     --------
                                                        $ 370,683     $393,784
                                                        ---------     --------
                                                        ---------     --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable  . . . . . . . . . . . . . . . .  $  29,483     $ 26,613
     Accrued payroll and related benefits  . . . . . .     16,229       18,122
     Accrued rents . . . . . . . . . . . . . . . . . .     13,892       13,936
     Accrued sales taxes . . . . . . . . . . . . . . .      3,497        4,854
     Accrued insurance . . . . . . . . . . . . . . . .      4,390        5,687
     Accrued store closing costs . . . . . . . . . . .      7,703        6,863
     Other accrued expenses  . . . . . . . . . . . . .      5,779        7,296
     Income taxes  . . . . . . . . . . . . . . . . . .        615        6,470
     Current portion of capital leases . . . . . . . .      2,055        2,007
                                                        ---------     --------
          TOTAL CURRENT LIABILITIES  . . . . . . . . .     83,643       91,848

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .     41,500       41,500
LONG-TERM PORTION OF CAPITAL LEASES. . . . . . . . . .      5,078        4,028
DEFERRED INCOME  . . . . . . . . . . . . . . . . . . .        405          193
DEFERRED INCOME TAXES  . . . . . . . . . . . . . . . .      3,266        4,189
MINORITY INTEREST. . . . . . . . . . . . . . . . . . .                      27

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized
          5,000 shares; none issued and outstanding
     Common stock, $.01 par value; authorized 60,000
          shares; issued and outstanding 45,159 and
          45,221 shares, respectively  . . . . . . . .        452          452
     Additional paid-in capital  . . . . . . . . . . .    116,330      116,671
     Retained earnings . . . . . . . . . . . . . . . .    120,009      134,876
                                                        ---------     --------
          TOTAL STOCKHOLDERS' EQUITY . . . . . . . . .    236,791      251,999
                                                        ---------     --------
                                                        $ 370,683     $393,784
                                                        ---------     --------
                                                        ---------     --------
                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                TWENTY-EIGHT WEEKS ENDED    TWELVE WEEKS ENDED
                                ------------------------    ------------------
                                    JULY 17,  JULY 16,      JULY 17,  JULY 16,
                                      1996      1997          1996      1997
                                    --------  --------      --------  --------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

RESTAURANT SALES . . . . . . . . .  $399,991  $431,277      $182,539  $190,536

RESTAURANT COSTS:
   Food costs  . . . . . . . . . .   139,127   147,531        62,513    63,752
   Labor costs . . . . . . . . . .   114,456   129,913        50,451    56,112
   Direct and occupancy costs. .      93,203   104,719        41,551    45,768
                                    --------  --------      --------  --------
   Total restaurant costs  . . . .   346,786   382,163       154,515   165,632
                                    --------  --------      --------  --------

RESTAURANT PROFITS . . . . . . . .    53,205    49,114        28,024    24,904

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES . . . .    24,289    24,111        11,249    10,841
                                    --------  --------      --------  --------
                                      28,916    25,003        16,775    14,063

OTHER EXPENSE. . . . . . . . . . .       414       632           154       147
                                    --------  --------      --------  --------
EARNINGS BEFORE INCOME TAXES . . .    28,502    24,371        16,621    13,916

INCOME TAXES . . . . . . . . . . .    10,998     9,504         6,414     5,424
                                    --------  --------      --------  --------

NET EARNINGS . . . . . . . . . . .  $ 17,504  $ 14,867      $ 10,207  $  8,492
                                    --------  --------      --------  --------
                                    --------  --------      --------  --------

NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE . . . . .      $.38      $.33          $.22      $.19
                                    --------  --------      --------  --------
                                    --------  --------      --------  --------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING . . . . . . . . . . .    45,669    45,470        45,687    45,511




                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                     Twenty-Eight Weeks Ended
                                                     ------------------------
                                                       JULY 17,     JULY 16,
                                                         1996         1997
                                                     ----------     --------
                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings  . . . . . . . . . . . . . . . . . . $   17,504     $14,867
   Adjustments to reconcile net earnings
      to net cash provided by operating activities:
     Depreciation and amortization . . . . . . . . .     22,140      21,735
     Tax benefit from early disposition of
        common stock . . . . . . . . . . . . . . . .         70         143
     Deferred income . . . . . . . . . . . . . . . .       (211)       (212)
     Deferred income taxes . . . . . . . . . . . . .        400         212
     Changes in assets and liabilities net of
      acquisitions:
         Inventory . . . . . . . . . . . . . . . . .         52        (379)
         Other current assets  . . . . . . . . . . .        497       2,072
         Refundable income taxes . . . . . . . . . .      1,829
         Other assets  . . . . . . . . . . . . . . .         (5)         (2)
         Accounts payable  . . . . . . . . . . . . .     (7,135)     (2,870)
         Accrued payroll and related benefits  . . .     (1,371)      1,893
         Accrued store closing costs . . . . . . . .                   (840)
         Other accrued expenses  . . . . . . . . . .      5,291       4,215
         Income taxes currently payable  . . . . . .      4,555       5,855
                                                     ----------     -------

         Total adjustments . . . . . . . . . . . . .     26,112      31,822
                                                     ----------     -------

         Net cash provided by operating activities. .    43,616      46,689

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements  . . .  .   (36,500)    (29,571)
   Cash received from landlords  . . . . . . . . .  .     1,553       2,409
   Purchase of minority interest in HTB1 . . . . .  .      (950)
   Purchase of investments . . . . . . . . . . . .  .  (106,349)
   Proceeds from sale of investments . . . . . . .  .   119,219
                                                     ----------     -------
         Net cash used in investing activities . .  .   (23,027)    (27,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of employee stock options .       636         198
   Payments of long-term debt  . . . . . . . . . .  .   (14,000)
   Payments on capital leases. . . . . . . . . . .  .      (999)     (1,098)
   Borrowings under long term debt . . . . . . . .  .     3,000
                                                     ----------     -------

         Net cash used in financing activities . .  .   (11,363)       (900)
                                                     ----------     -------

NET INCREASE IN CASH AND CASH EQUIVALENTS  . . . .  .     9,226      18,627

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . .  .    14,530      10,772
                                                     ----------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . .  .  $ 23,756     $29,399
                                                     ----------     -------
                                                     ----------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of capitalized interest of $164
   and $142 in 1996 and 1997, respectively). . . .  .  $  1,688     $ 1,922
   Income taxes  . . . . . . . . . . . . . . . . .  .     3,737       3,294


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of July 16, 1997 and the results of operations for the twelve weeks ended July 17, 1996 and July 16, 1997 and the results of operations and cash flows for the twenty-eight weeks ended July 17, 1996 and July 16, 1997.

2.   Minority interest reflects a 20% ownership interest in Dinertainment, Inc.

3. On May 13, 1997, the Company's Board of Directors approved the repricing of stock options to substantially all employees with outstanding options. The employees had the opportunity from May 23, 1997 to June 30, 1997 to have their options repriced at the higher of $9.00 per share or at the fair market value of the Company's common stock on the date they elected to reprice their options if they surrendered 50% of the options being repriced. Employees having stock options to purchase 907,226 shares of common stock with exercise prices ranging from $9.13 to $24.63 exchanged those options for stock options to purchase 453,613 shares of common stock with an average exercise price of $9.00.

     Also on May 13, 1997 the Board approved a stock option grant plan for three Executive Officers who were excluded from the repricing program. The plan provides for the three Officers the option to purchase an aggregate of 275,000 shares for $9.00 per share, the fair market value on the date awarded. The options vest one third if the fair market value as of the close of trading exceeds $12 per share for thirty consecutive trading days, one third if the price exceeds $16 per share for thirty consecutive trading days and one third if the price exceeds $20 per share for thirty consecutive trading days. The plan also provides that all options become exercisable no later than May 19, 2006.

4. These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1997 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 11 of this quarterly report.

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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED JULY 16, 1997

RESTAURANT SALES. Restaurant sales of $190.5 million during the second quarter of 1997 represented a 4.4% increase over sales of $182.5 million for the comparable period of 1996, primarily due to sales generated by new restaurants and higher sales at recently converted restaurants, partially offset by the temporary closing of restaurants during conversion. Two new restaurants opened in the second quarter of 1997 compared to eight during the second quarter of 1996, bringing the total number of Company-owned restaurants to 357 at the end of the quarter (250 Old Country Buffet, 103 HomeTown Buffet and four Roadhouse Grill), compared to 334 restaurants open at the end of the second quarter of 1996. Eight Old Country Buffet restaurants were converted to HomeTown Buffet restaurants during the quarter. Average weekly sales per restaurant for the second quarter of 1997 decreased 1.2% to $45,543 from $46,092 in the comparable period of 1996. The twelve new restaurants opened during 1997 generated average weekly sales of $53,134 during the second quarter. Comparable restaurant sales were down 3.9% for the comparable period. Management believes that this decrease is partially attributable to lower advertising expenditure in the second quarter of 1997 than in the second quarter of 1996. The Company's price increases have been in line with inflation.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs increased to 86.9% for the second quarter of 1997 from 84.6% for the second quarter of 1996. Food costs as a percentage of restaurant sales decreased to 33.5% from 34.2%, due primarily to a reduction in the cost of dairy products; and labor costs increased to 29.4% of sales from 27.6%, primarily due to increases in the base compensation of store level managers and higher expenditure on hourly wages due to a system wide implementation of a menu change and the rollout of a certified training program. Direct and occupancy costs increased as a percentage of restaurant sales to 24.0% in 1997 from 22.8% in 1996, due to increases in various restaurant costs including janitorial and repair and maintenance expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales decreased to 5.7% in the second quarter of 1997 from 6.2% in the second quarter of 1996. Such expenses in absolute terms decreased 3.6% to $10.8 million for the second quarter of 1997 from $11.2 million for the comparable period of 1996, primarily due to a decrease in advertising expense in the 1997 quarter. The Company expects to incur approximately $3.4 million in marketing expenditures in the third quarter relating to the Company's new marketing campaign, which will cover approximately 40% of the Company's buffet restaurants. The Company expects to spend approximately 1.2% of restaurant sales on advertising in fiscal 1997.

INCOME TAXES. Income taxes were 39.0% of earnings before income taxes for the 1997 quarter and 38.6% in the 1996 quarter.

TWENTY-EIGHT WEEKS ENDED JULY 16, 1997

RESTAURANT SALES. For the first twenty-eight weeks of 1997, restaurant sales increased 7.8% to $431.3 million from $400.0 million in 1996, primarily due to sales generated by new restaurants and higher sales at recently converted restaurants, partially offset by the temporary closing of restaurants during conversion. Twelve new restaurants opened, and one restaurant (previously reserved for) closed, in the first half of 1997, compared to 22 new restaurants opened in the first half of 1996. The average weekly sales per restaurant in the 1997 period increased slightly by .1% to $44,139 from $44,093 in 1996. Comparable restaurant sales were down 3.1% for the comparable periods. Management believes that this decrease is partially attributable to lower advertising expenditure in the first half of 1997 than in the first half of 1996. The Company's price increases have been in line with inflation.

RESTAURANT COSTS. Restaurant costs for the first twenty-eight weeks in 1997 increased to $382.2 million from $346.8 million in 1996. As a percentage of restaurant sales, the 1997 period costs were 88.6% and the 1996 period costs were 86.7%. Food costs decreased to 34.2% from 34.8% for the comparable periods; and labor costs increased to 30.1% from 28.6%, primarily due to increases in the base compensation of store level managers and higher expenditure on hourly wages due to a system wide implementation of a menu change and the rollout of a certified training program. Direct and occupancy costs increased to 24.3% in the first twenty-eight weeks of 1997 from 23.3% in the comparable period in 1996, due to increases in various restaurant costs including janitorial and repair and maintenance expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the first twenty-eight weeks of 1997, selling, general and administrative expenses decreased to $24.1 million from $24.3 million in 1996. This decrease was primarily due to a decrease in advertising expense in 1997. As a percentage of sales, selling, general and administrative expenses decreased to 5.6% in the 1997 period from 6.1% in the 1996 period. Advertising for the first twenty-eight weeks of 1997 was .7% of restaurant sales compared to 1.0% in the comparable 1996 period.

INCOME TAXES. Income taxes were 39.0% of earnings before income taxes for the 1997 period and 38.6% for the 1996 period.

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

     The Company currently has an unsecured revolving line of credit of up to $50 million with interest payable at the option of the Company, at the applicable "eurodollar rate", "certificate of deposit rate", or the "reference rate" of the bank at the time of the advance. The Company is also required to pay a commitment fee equal to 1/4 of 1% per annum of the unused balance, payable quarterly in arrears. On July 1, 1999, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2002. As of July 16, 1997, the Company had no borrowings outstanding under this credit line.

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

     The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open a total of approximately 21 to 23 new restaurants and convert 25 to 30 restaurants, principally from Old Country Buffets to HomeTown Buffets and one HomeTown Buffet to a Roadhouse Grill, during 1997, with 12 new restaurants already opened and 17 conversions completed at July 16, 1997.
     The Company expects to spend an aggregate of approximately $10 to $13 million during the remainder of 1997 on its restaurants being opened in 1997, depending on the level of contributions obtained from landlords for leasehold improvements and the amount of land purchased for freestanding buildings. The Company anticipates that, as it further pursues the development of freestanding locations, the cost per location and related cash requirements will increase substantially over prior years and that these costs will not be offset by landlord contributions that typically have been associated with strip mall locations. The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. The Company estimates that approximately 50% of 1997 new locations will be freestanding units, and of the freestanding restaurants virtually all will be ground leased rather than owned. The Company expects to spend an aggregate of approximately $3 to $4 million during the remainder of 1997 on the conversion of restaurants. Sources of capital for restaurant development projects are anticipated to be funds provided by operations, credit received from trade suppliers, landlord contributions to leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants and restaurant conversions included in the Company's restaurant development plans for at least through fiscal 1997 and early fiscal 1998. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate.

NON-PERFORMING RESTAURANTS
     The Company evaluates impairment of individual restaurants whenever events or changes in circumstances indicate the carrying amount of a restaurant may not be recoverable. If individual restaurant sales during the third quarter do not meet management's expectations, it is reasonably possible although not currently quantifiable that the Company will incur impairment charges. The Company has seven locations that have incurred negative cash flows on a year to date basis for 1997. The Company is considering options for these locations including expanding advertising or conversion to a different brand or concept.

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

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

               The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company's consolidated financial statements.
               The Company and certain of its directors and executive officers have been named as defendants in a Third Amended Consolidated Class Action Complaint (the "complaint") brought on behalf of a putative class of all purchasers of common stock of the Company from October 26, 1993 through October 25, 1994 (the "class period") in the United States District Court for the District of Minnesota. The complaint alleges that the defendants made misrepresentations and omissions of material fact during the class period with respect to the Company's operations and restaurant development activities, as a result of which the price of the Company's stock allegedly was artificially inflated during the class period. The complaint further alleges that certain defendants made sales of common stock of the Company during the class period while in possession of material undisclosed information about the Company's operations and restaurant development activities. The complaint alleges that the defendants' conduct violated the Securities Exchange Act of 1934 and seeks compensatory damages in an unspecified amount, prejudgement interest, and an award of attorneys fees, costs and expenses. The defendants have moved to dismiss the current complaint with prejudice. A hearing on the motion to dismiss was held before the Honorable Michael J. Davis, United States District Judge, on June 13, 1997. Judge Davis took the motion under advisement, and has not indicated when or how he might rule. The two previous complaints were dismissed without prejudice. Management of the Company believes that the action is without merit and intends to defend it vigorously. Although the outcome of this action cannot be predicted with certainty, the Company's management believes that while the outcome may have a material effect on earnings in a particular period, the outcome should not have a material effect on the financial condition of the Company.
               On August 9, 1996 HTB Restaurants, Inc. ("HTB Restaurants"), a franchisee of HomeTown, along with its parent entities, Summit Family Restaurants, Inc. ("Summit") and CKE Restaurants, Inc. (collectively, the "Plaintiffs"), filed suit against the Company and HomeTown in United States District Court for the District of Utah, Central Division. The suit alleges, among other things, that the Company and HomeTown illegally conspired to restrict competition and to prevent the Plaintiffs from developing additional HomeTown restaurants under the Multiple Unit Agreement between HomeTown and HTB Restaurants (the "Multiple Unit Agreement"). The suit includes claims against the Company and HomeTown for violations of both federal and state antitrust laws, for unfair business practices, and for tortious interference with contract and economic relations. The suit also alleges claims against HomeTown for breach of contract and breach of the covenant of good faith and fair dealing. Plaintiffs seek damages and attempted to enjoin the merger between the Company and HomeTown. On September 19, 1996, the court denied Plaintiffs' motion for preliminary injunctive relief. On January 31, 1997, an arbitrator ruled in binding arbitration that HomeTown is entitled to terminate the Multiple Unit Agreement, along with all of HTB Restaurants' future development rights. HTB Restaurants and Summit have moved to vacate the arbitrator's award, while HomeTown has moved to confirm it. A hearing in court on both motions is scheduled for August 29, 1997. Discovery continues on the remaining claims in the lawsuit. The Company and HomeTown believe that the suit is without merit, and intend to vigorously defend the arbitrator's award and the remaining claims under the lawsuit. Although the outcome of this action cannot be predicted with certainty, the Company's management believes that the outcome should not have a material effect on the financial condition of the Company.

 Item 2.  Changes in Securities

          None

 Item 3.  Defaults upon Senior Securities

          None

 Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of the Company was held on May 13, 1997. At the meeting the number of directors of the Company was set at six, six directors were elected, and the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current year was approved, by the following votes:


          Election of Directors       FOR         WITHHOLD    NONVOTES
          ---------------------    ----------     --------    ---------
          Walter R. Barry, Jr.     40,088,679      383,741        0
          Roe H. Hatlen            40,101,277      371,143        0
          Christian F. Horn        40,146,581      325,839        0
          Alan S. McDowell         40,147,331      325,089        0
          C. Dennis Scott          40,147,231      325,189        0
          David Michael Winton     40,101,077      371,343        0


                                        FOR         AGAINST  ABSTAIN  NONVOTES
                                     ----------     -------  -------  --------
          Approval of auditors       40,364,321     60,934    47,165      0

 Item 5.  Other Information

          On August 5, 1997, the Board of Directors appointed an additional board member to serve until the next election. Marvin W. Goldstein is currently the Chief Operating Officer of Regis Corporation, and was formerly Chairman, President and Chief Executive Officer of Pet Food Warehouse, Inc., and Chairman, Chief Executive Officer and President of the Department Store Division of Dayton Hudson Corporation.


 Item 6.  Exhibits and reports on Form 8-K

     a)   Exhibits
          3(a)      Composite Amended and Restated Articles of Incorporation (1)
          3(b)      By-laws of the Company (2)
          4(a)      Form of Rights Agreement, dated as of October 24, 1995
                    between the Company and the American Stock Transfer and
                    Trust Company, as Rights Agent (3)
          10(a)     Separation Agreement dated June 30, 1997 between the Company and Rick H. White
          27        Financial Data Schedule


     b)   Reports on 8-K

          None




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


                                        BUFFETS, INC.
                                        (Registrant)


August 12, 1997

                                        /s/ Roe H. Hatlen
                                        ---------------------------------------
                                        Roe H. Hatlen
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                        /s/ Clark C. Grant
                                        ---------------------------------------
                                        Clark C. Grant
                                        Executive Vice President of
                                        Finance and Administration
                                        and Treasurer
                                        (Principal Financial
                                        Officer)

                                  EXHIBIT INDEX


          Exhibits                                          Page
          --------                                          ----

          3(a) Composite Amended and Restated
               Articles of Incorporation . . . . . Incorporated by Reference

          3(b) By-laws of the Company  . . . . . . Incorporated by Reference

          4(a) Form of Rights Agreement, dated
               as of October 24, 1995 between
               the Company and the American
               Stock Transfer and Trust Company,
               as Rights Agent   . . . . . . . . . Incorporated by Reference

         10(a) Separation Agreement dated
               June 30, 1997 between the
               Company and Rick H. White . . . . . Filed Electronically


         27    Financial Data Schedule . . . . . . Filed Electronically


____________________