Form 10-Q
period 1997-10-08
BUFFETS INC
filed 1997-11-20
CIK 750274

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

          Quarterly Report under Section 13 or 15 (d) of
               The Securities Exchange Act of 1934

For Quarter Ended:                 Commission File Number
 October 8, 1997                          0-14370

                          BUFFETS, INC.
      (Exact name of registrant as specified in its charter)

       Minnesota                       41-1462294
(State of incorporation)   (I.R.S. Employer Identification No.)

           10260 Viking Drive, Eden Prairie, MN  55344
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

                YES X                   NO
                   -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                 Outstanding as of November 14,1997
        -----                 ----------------------------------
Common Stock, $.01 par value             45,369,541 shares

                  BUFFETS, INC. AND SUBSIDIARIES


                              INDEX
                              -----

                                                       Page No.
                                                       --------

 PART I.  FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements:

          Consolidated Balance Sheets-
          January 1, 1997 and October 8, 1997 . . .       3

          Consolidated Statements of Operations-
          Forty Weeks ended October 9, 1996
          and October 8, 1997 and Twelve Weeks
          ended October 9, 1996 and
          October 8, 1997 . . . . . . . . . . . . .       4

          Consolidated Statements of Cash Flows-
          Forty Weeks ended October 9, 1996
          and October 8, 1997 . . . . . . . . . . .       5

          Notes to Consolidated Financial
          Statements. . . . . . . . . . . . . . . .       6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations  . . . . . . . . . . . . . . .       7

 PART II. OTHER INFORMATION . . . . . . . . . . . .      13

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                              BUFFETS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                                      JANUARY 1,   OCTOBER 8,
                                                         1997        1997
                                                      ----------   ----------
                                                           (in thousands)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents  . . . . . . . . . . .      $ 10,772    $ 39,044
  Receivable from landlords  . . . . . . . . . . .         2,642       2,247
  Inventory. . . . . . . . . . . . . . . . . . . .         3,653       3,961
  Notes receivable . . . . . . . . . . . . . . . .            52          29
  Prepaid rents. . . . . . . . . . . . . . . . . .         2,782       2,243
  Other current assets . . . . . . . . . . . . . .         2,587       1,185
  Deferred income taxes. . . . . . . . . . . . . .        11,975      11,010
                                                        --------    --------
   TOTAL CURRENT ASSETS. . . . . . . . . . . . . .        34,463      59,719

PROPERTY AND EQUIPMENT:
  Land . . . . . . . . . . . . . . . . . . . . . .        15,686      15,688
  Building . . . . . . . . . . . . . . . . . . . .        30,537      30,986
  Equipment. . . . . . . . . . . . . . . . . . . .       228,046     243,152
  Leasehold improvements . . . . . . . . . . . . .       185,263     199,519
                                                        --------    --------
                                                         459,532     489,345
  Less accumulated depreciation and amortization .       131,811     158,863
                                                        --------    --------
                                                         327,721     330,482

GOODWILL, net of accumulated amortization of $1,615 and
  $1,884, respectively . . . . . . . . . . . . . .         5,974       5,705
OTHER ASSETS . . . . . . . . . . . . . . . . . . .         2,525       2,268
                                                        --------    --------
                                                        $370,683    $398,174
                                                        --------    --------
                                                        --------    --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . .      $ 29,483    $ 26,862
  Accrued payroll and related benefits . . . . . .        16,229      17,096
  Accrued rents. . . . . . . . . . . . . . . . . .        13,892      15,035
  Accrued sales taxes. . . . . . . . . . . . . . .         3,497       4,428
  Accrued insurance. . . . . . . . . . . . . . . .         4,390       5,648
  Accrued site closing costs . . . . . . . . . . .         7,703       6,461
  Other accrued expenses . . . . . . . . . . . . .         5,779       7,755
  Income taxes . . . . . . . . . . . . . . . . . .           615       3,190
  Current portion of capital leases. . . . . . . .         2,055       1,939
                                                        --------    --------
   TOTAL CURRENT LIABILITIES . . . . . . . . . . .        83,643      88,414

LONG-TERM DEBT . . . . . . . . . . . . . . . . . .        41,500      41,500
LONG-TERM PORTION OF CAPITAL LEASES. . . . . . . .         5,078       3,535
DEFERRED INCOME. . . . . . . . . . . . . . . . . .           405         302
DEFERRED INCOME TAXES. . . . . . . . . . . . . . .         3,266       3,463
MINORITY INTEREST. . . . . . . . . . . . . . . . .                        17
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued and outstanding
  Common stock, $.01 par value; 60,000 shares
   authorized; issued and outstanding 45,159 and
   45,327 shares, respectively . . . . . . . . . .           452         453
  Additional paid-in capital . . . . . . . . . . .       116,330     117,434
  Retained earnings. . . . . . . . . . . . . . . .       120,009     143,056
                                                        --------    --------
   TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . .       236,791     260,943
                                                        --------    --------
                                                        $370,683    $398,174
                                                        --------    --------
                                                        --------    --------

                 See Notes to Consolidated Financial Statements.

                        BUFFETS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                   FORTY WEEKS ENDED       TWELVE WEEKS ENDED
                                 ----------------------  ----------------------
                                 OCTOBER 9,  OCTOBER 8,  OCTOBER 9,  OCTOBER 8,
                                    1996        1997        1996        1997
                                 ----------  ----------  ----------  ----------
                                     (in thousands, except per share amounts)

RESTAURANT SALES . . . . . . . .   $580,837    $625,422    $180,846   $194,145
RESTAURANT COSTS:
  Food costs . . . . . . . . . .    202,084     212,609      62,957     65,078
  Labor costs. . . . . . . . . .    166,430     186,325      51,974     56,412
  Direct and occupancy costs . .    136,565     151,867      43,362     47,148
                                   --------    --------    --------   --------
  Total restaurant costs . . . .    505,079     550,801     158,293    168,638
                                   --------    --------    --------   --------

RESTAURANT PROFITS . . . . . . .     75,758      74,621      22,553     25,507

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES. . . .     36,867      36,301      12,578     12,190
MERGER AND OTHER RELATED COSTS .      6,584                   6,584
DUPLICATE SITE CLOSING COSTS . .     10,702                  10,702
IMPAIRMENT OF ASSETS . . . . . .     27,739                  27,739
OTHER SITE CLOSING COSTS . . . .      4,547                   4,547
                                   --------    --------    --------   --------
                                    (10,681)*    38,320     (39,597)*   13,317

OTHER (EXPENSE) INCOME NET . . .       (561)       (533)       (147)        99
                                   --------    --------    --------   --------
(LOSS) EARNINGS BEFORE INCOME
  TAX BENEFIT (EXPENSE)  . . . .    (11,242)*    37,787     (39,744)*   13,416

INCOME TAX BENEFIT (EXPENSE) . .      1,300     (14,740)     12,298     (5,236)
                                   --------    --------    --------   --------

NET (LOSS) EARNINGS  . . . . . .   $ (9,942)*  $ 23,047    $(27,446)* $  8,180
                                   --------    --------    --------   --------
                                   --------    --------    --------   --------

NET (LOSS) EARNINGS PER COMMON
  AND COMMON EQUIVALENT SHARE. .      $(.22)*      $.51       $(.60)*     $.18
                                   --------    --------    --------   --------
                                   --------    --------    --------   --------

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING  . . . . . . . . .     45,490      45,577      45,073     45,824

    *Reflects non-cash and merger charge totaling $49,572,000 ($32,666,000 or $.72 per share after tax)

               See Notes to Consolidated Financial Statements.

                        BUFFETS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                           FORTY WEEKS ENDED
                                                      ------------------------
                                                      OCTOBER 9,    OCTOBER 8,
                                                         1996          1997
                                                      ---------     ---------
                                                           (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings  . . . . . . . . . . . . . . .   $ (9,942)      $23,047
  Adjustments to reconcile net (loss) earnings
   to net cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . .     31,508        31,575
    Impairment of assets and site closing costs  . .     42,988
    Tax benefit from early disposition of
       common stock  . . . . . . . . . . . . . . . .        186           263
    Deferred income  . . . . . . . . . . . . . . . .       (256)         (103)
    Deferred income taxes  . . . . . . . . . . . . .    (15,245)        1,162
    Changes in assets and liabilities:
      Inventory. . . . . . . . . . . . . . . . . . .        148          (308)
      Other current assets . . . . . . . . . . . . .      1,194         1,993
      Refundable income taxes. . . . . . . . . . . .      1,829
      Other assets . . . . . . . . . . . . . . . . .        242           (45)
      Accounts payable . . . . . . . . . . . . . . .     (9,561)       (2,621)
      Accrued payroll and related benefits . . . . .        514           867
      Accrued site closing costs . . . . . . . . . .                   (1,242)
      Other accrued expenses . . . . . . . . . . . .      7,483         5,308
      Income taxes currently payable . . . . . . . .        620         2,575
                                                       --------       -------
        Total adjustments  . . . . . . . . . . . . .     61,650        39,424
                                                       --------       -------

        Net cash provided by operating activities. .     51,708        62,471

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments  . . . . . . . . . . . . .   (125,251)
  Proceeds from sale of investments. . . . . . . . .    153,079
  Purchase of minority interest in HTB I . . . . . .       (950)
  Capital expenditures, net of retirements
   and net receipts from landlords . . . . . . . . .    (51,469)      (37,217)
  Cash receipts from landlords . . . . . . . . . . .      1,960         3,835
                                                       --------       -------

      Net cash used in investing activities. . . . .    (22,631)      (33,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options .      1,101           842
  Payments of long-term debt . . . . . . . . . . . .    (14,000)
  Net payments on short-term debt. . . . . . . . . .     (2,000)
  Payments on capital leases . . . . . . . . . . . .     (1,491)       (1,659)
                                                       --------       -------

      Net cash used in financing activities. . . . .    (16,390)         (817)
                                                       --------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS  . . . . .     12,687        28,272

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . .     14,530        10,772
                                                       --------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . .   $ 27,217       $39,044
                                                       --------       -------
                                                       --------       -------

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest (Net of capitalized interest of $252 and
   $215 in 1996 and 1997, respectively)  . . . . . .   $  2,300      $  2,214
  Income taxes . . . . . . . . . . . . . . . . . . .     11,212        10,785

               See Notes to Consolidated Financial Statements.

                  BUFFETS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of October 8, 1997 and the results of operations for the twelve weeks ended October 9, 1996 and October 8, 1997 and the results of operations and cash flows for the forty weeks ended October 9, 1996 and October 8, 1997.

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

4. These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1997 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 12 of this quarterly report.

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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED OCTOBER 8, 1997

RESTAURANT SALES. Restaurant sales of $194.1 million during the third quarter of 1997 represented a 7.4% increase over sales of $180.8 million for the comparable period of 1996, primarily due to sales generated by new restaurants and higher sales at recently converted restaurants, partially offset by the temporary closing of restaurants during conversion. Two new restaurants opened in the third quarter of 1997 compared to seven during the third quarter of 1996, bringing the total number of Company-owned restaurants to 359 at the end of the quarter (243 Old Country Buffet, 112 HomeTown Buffet and four Roadhouse Grill), compared to 341 restaurants open at the end of the third quarter of 1996. Nine Old Country Buffet restaurants were converted to HomeTown Buffet restaurants during the quarter. Average weekly sales per restaurant for the third quarter of 1997 increased 2.9% to $45,972 from $44,697 in the comparable period of 1996. The 14 new restaurants opened during 1997 generated average weekly sales of $53,445 during the third quarter. Comparable restaurant sales were up .4% for the comparable period. Management believes that this increase is partially attributable to increased advertising in the third quarter of 1997. The Company's price increases have been in line with inflation.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs decreased to 86.9% for the third quarter of 1997 from 87.5% for the third quarter of 1996. Food costs as a percentage of restaurant sales decreased to 33.5% from 34.8%, due primarily to a reduction in the cost of dairy products; and labor costs increased to 29.1% of sales from 28.7%, primarily due to increases in the base compensation of store level managers and higher expenditure on hourly wages due to a system wide implementation of a menu change in July of 1997 and the ongoing rollout of a certified training program. Direct and occupancy costs increased as a percentage of restaurant sales to 24.3% in 1997 from 24.0% in 1996, due to increases in various restaurant costs including janitorial and repair and maintenance expenses.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales decreased to 6.3% in the third quarter of 1997 from 7.0% in the third quarter of 1996.
Such expenses in absolute terms decreased 3.1% to $12.2 million for the third quarter of 1997 from $12.6 million for the comparable period of 1996, primarily due to a decrease in opening crew expense in the 1997 quarter offset by the increase in advertising expense. The Company expects to incur approximately $3.1 million in marketing expenditures in the fourth quarter relating to the Company's current marketing campaign, which will cover approximately 50% of the Company's buffet restaurants. The Company expects to spend approximately 1.2% of restaurant sales on advertising in fiscal 1997.

1996 MERGER COSTS, DUPLICATE SITE CLOSING COSTS AND IMPAIRMENT OF ASSETS. Merger costs related to the Company's acquisition of HomeTown Buffets Inc. in September 1996, were $17,286,000, of which $6,584,000 was for investment banking, accounting, legal and other merger costs and $10,702,000 was for the closure of five duplicate restaurants and HomeTown's San Diego headquarters. Non-merger charges taken in the third quarter of 1996 included $4,547,000 relating to the closure of three non-performing restaurants and $27,739,000 relating to the application of Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed of." The Company determined that an impairment write down was necessary for these locations because of a significant drop in average weekly sales and corresponding trend of increasing operating losses at these locations during the first 40 weeks of fiscal 1996 (a period that includes the fiscal third quarter, which traditionally has been a strong quarter for sales). The SFAS No. 121 impairment was determined based upon 38 specific restaurant locations which had incurred operating or cash flow losses. It was computed using estimated fair value of the assets and the associated future cash flows of the specific location. HomeTown Buffet represented 27% of the impairment. Depreciation of the impaired assets and losses from eight restaurants amounted to $3,777,000 through the third quarter of fiscal year 1996 ($2,342,000 or $.05 per share after taxes).

INCOME TAX BENEFIT (EXPENSE). The Company's effective income tax rate was 39.0% for the third quarter of 1997. This rate is higher then the statutory rate primarily due to state income taxes. The Company's effective income tax rate was 30.9% for third quarter 1996. This rate is lower than the statutory rate primarily due to certain merger related costs which are not deductible for tax purposes.

FORTY WEEKS ENDED OCTOBER 8, 1997

RESTAURANT SALES. For the first forty weeks of 1997, restaurant sales increased 7.7% to $625.4 million from $580.8 million in 1996, primarily due to sales generated by new restaurants and higher sales at recently converted restaurants, partially offset by the temporary closing of restaurants during conversion. The Company opened 15 restaurants in the first forty weeks of 1997 as compared to 31 in the first forty weeks of 1996. The average weekly sales per restaurant in the 1997 period increased by .9% to $44,693 from $44,279 in 1996. Comparable restaurant sales were down 1.9% for the comparable periods. Management believes that this decrease is partially attributable to lower advertising expenditure in the first two quarters of 1997 than in the first two quarters of 1996 offset by the increased advertising expenditure in the third quarter of 1997 compared to third quarter of 1996. The Company's price increases have been in line with inflation.

RESTAURANT COSTS. Restaurant costs for the first forty weeks in 1997 increased to $550.8 million from $505.1 million in 1996. As a percentage of restaurant sales, the 1997 period costs were 88.1% and the 1996 period costs were 87.0%. Food costs decreased to 34.0% from 34.8% for the comparable periods; and labor costs increased to 29.8% from 28.7%, primarily due to increases in the base compensation of store level managers and higher expenditure on hourly wages due to a system wide implementation of a menu change and the rollout of a certified training program. Direct and occupancy costs increased to 24.3% in the first forty weeks of 1997 from 23.5% in the comparable period in 1996, due to increases in various restaurant costs including janitorial and repair and maintenance expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the first forty weeks of 1997, selling, general and administrative expenses decreased to $36.3 million from $36.9 million in 1996. This decrease was primarily due to a decrease in opening crew expense in 1997. As a percentage of sales, selling, general and administrative expenses decreased to 5.8% in the 1997 period from 6.3% in the 1996 period. Advertising for the first forty weeks of 1997 and 1996 was 1% of restaurant sales.

INCOME TAXES. Income taxes were 39.0% of earnings before income taxes for the 1997 period. Income taxes reflect a tax benefit of $1.3 million or 11.6% of the loss for the forty weeks in 1996. The Company's effective tax rates for 1996 was lower than the statutory rate primarily due to certain merger related costs which are not deductible for tax purposes.

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

   The Company currently has an unsecured revolving line of credit of up to $50 million with interest payable at the option of the Company, at the applicable "eurodollar rate", "certificate of deposit rate", or the "reference rate" of the bank at the time of the advance. The Company is also required to pay a commitment fee equal to 1/4 of 1% per annum of the unused balance, payable quarterly in arrears. On July 1, 1999, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2002. As of October 8, 1997, the Company had no borrowings outstanding under this credit line.

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

  The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open a total of approximately 19 new restaurants and convert 25 restaurants, principally from Old Country Buffets to HomeTown Buffets and one HomeTown Buffet to a Roadhouse Grill, during 1997, with 15 new restaurants already opened and all 25 conversions completed at October 8, 1997.

  The Company expects to spend an aggregate of approximately $5 to $8 million during the remainder of 1997 on its restaurants being opened in 1997 and early 1998, depending on the level of contributions obtained from landlords for leasehold improvements and the amount of land purchased for freestanding buildings. The Company anticipates that, as it further pursues the development of freestanding locations, the cost per location and related cash requirements will increase substantially over prior years and that these costs will not be offset by landlord contributions that typically have been associated with strip mall locations. The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. The Company expects that approximately 50% of 1997 new locations will be freestanding units, and of the freestanding restaurants virtually all will be ground leased rather than owned. Sources of capital for restaurant development projects are anticipated to be funds provided by operations, credit received from trade suppliers, landlord contributions to leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants and restaurant conversions included in the Company's restaurant development plans for at least through fiscal 1997 and early fiscal 1998. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate.

NON-PERFORMING RESTAURANTS
   The Company evaluates impairment of individual restaurants whenever events or changes in circumstances indicate the carrying amount of a restaurant may not be recoverable. If individual restaurant sales during the fourth quarter do not meet management's expectations, it is reasonably possible although not currently quantifiable that the Company will incur impairment charges. The Company has reviewed all underperforming locations and is considering options for these locations including expanding advertising or conversion to a different brand or concept.

ACCOUNTING PRONOUCEMENT
   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which is effective for interim and annual reporting periods ending after December
15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces the presentation of primary earnings per share with a presentation of basics earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. Basic earnings per share is not expected to be materially different than primary earnings per share due to the impact of common stock equivalents being insignificant.

FORWARD-LOOKING INFORMATION
   Certain statements in this quarterly report and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward-looking statements. All forward-looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward-looking statements.

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

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings

            The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company's consolidated financial statements.
            The Company and certain of its directors and executive officers have been named as defendants in a Third Amended Consolidated Class Action Complaint (the "complaint") brought on behalf of a putative class of all purchasers of common stock of the Company from October 26, 1993 through October 25, 1994 (the "class period") in the United States District Court for the District of Minnesota. The complaint alleges that the defendants made misrepresentations and omissions of material fact during the class period with respect to the Company's operations and restaurant development activities, as a result of which the price of the Company's stock allegedly was artificially inflated during the class period. The complaint further alleges that certain defendants made sales of common stock of the Company during the class period while in possession of material undisclosed information about the Company's operations and restaurant development activities. The complaint alleges that the defendants' conduct violated the Securities Exchange Act of 1934 and seeks compensatory damages in an unspecified amount, prejudgement interest, and an award of attorneys fees, costs and expenses. The defendants have moved to dismiss the current complaint with prejudice. A hearing on the motion to dismiss was held before The Honorable Michael J. Davis, United States District Judge, on June 13, 1997. Judge Davis took the motion under advisement, and has not indicated when or how he might rule. The two previous complaints were dismissed without prejudice. Management of the Company believes that the action is without merit and intends to defend it vigorously. Although the outcome of this action cannot be predicted with certainty, the Company's management believes that while the outcome may have a material effect on earnings in a particular period, the outcome should not have a material effect on the financial condition of the Company.
            On August 9, 1996 HTB Restaurants, Inc. ("HTB Restaurants"), a franchisee of HomeTown, along with its parent entities, Summit Family Restaurants, Inc. ("Summit") and CKE Restaurants, Inc. (collectively, the

         "Plaintiffs"), filed suit against the Company and HomeTown in United States District Court for the District of Utah, Central Division. The suit alleged, among other things, that the Company and HomeTown illegally conspired to restrict competition and to prevent the Plaintiffs from developing additional HomeTown restaurants under the Multiple Unit Agreement between HomeTown and HTB Restaurants (the "Multiple Unit Agreement"). The suit included claims against the Company and HomeTown for violations of both federal and state antitrust laws, for unfair business practices, and for tortuous interference with contract and economic relations. The suit also alleged claims against HomeTown for breach of contract and breach of the covenant of good faith and fair dealing. Plaintiffs sought damages and attempted to enjoin the merger between the Company and HomeTown. On September 19, 1996, the court denied Plaintiffs' motion for preliminary injunctive relief. On January 31, 1997, an arbitrator ruled in binding arbitration that HomeTown was entitled to terminate the Multiple
         Unit Agreement, along with all of HTB Restaurants' future development rights. By Order and Judgement filed on September 10, 1997, the court confirmed the arbitration award. On October 8, 1997, the Plaintiffs, an entity affiliated with Plaintiffs named Star Buffet, Inc., the Company, and HomeTown entered into a Settlement Agreement with respect to the litigation. Pursuant to the Settlement Agreement, the litigation was dismissed with prejudice, and Plaintiffs and Star Buffet, Inc. released the Company and HomeTown from any and all claims that they might have relating to, among other things, the merger between the Company and HomeTown, the Multiple Unit Agreement, and the performance of HomeTown as a franchisor. The Company and HomeTown released Plaintiffs from any claims that they might have for malicious prosecution, abuse of process, or sanctions under the federal or state rules of civil procedure, in connection with the filing and prosecution of the litigation and the arbitration proceeding. HomeTown waived its option to review the transfer of the stock of Summit to Star Buffet, Inc. In doing so, however, HomeTown did not approve or acquiesce to the formation of Star Buffet, Inc. or to any of its activities or operations. Neither the Company nor HomeTown paid any money in the settlement.

 Item 2. Changes in Securities

         None

 Item 3. Defaults upon Senior Securities

         None

 Item 4. Submission of Matters to a Vote of Security Holders

         None

 Item 5. Other Information

         None

 Item 6. Exhibits and reports on Form 8-K

         3(a)   Composite Amended and Restated Articles of
                Incorporation (1)
         3(b)   By-laws of the Company (2)
         4(a)   Form of Rights Agreement, dated as of October 24,
                1995 between the Company and the American Stock
                Transfer and Trust Company, as Rights Agent (3)
         10(b)  Third Amendment dated September 12, 1997 to Second
                Amended and Restated Credit Agreement by and
                between the Company and First Bank National
                Association
         27     Financial Data Schedule

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


November 19, 1997

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

                                 EXHIBIT INDEX


       Exhibits                                     Page


10(b) Third Amendment dated September 12,
      1997 to Second Amended and Restated
      Credit Agreement by and between the
      Company and First Bank National
      Association . . . . . . . . . . . . . Filed Electronically


27    Financial Data Schedule . . . . . . . Filed Electronically