Form 10-K
period 1997-12-31
BUFFETS INC
filed 1998-03-30
CIK 750274

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:                               Commission file number:
   December 31, 1997                                            0-14370

                                  BUFFETS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Minnesota                                41-1462294
--------------------------------------------------------------------------------
         (State of incorporation)             (IRS Employer Identification No.)


  10260 Viking Drive, Eden Prairie, Minnesota             55344-4668
--------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip code)


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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the shares of voting stock held by non-affiliates of the registrant was approximately $566,866,582 at March 23,1998, based on the closing sale price for that date as reported on The Nasdaq National Market.

         On March 23, 1998, there were 45,404,267 shares of common stock of the Company, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for its 1998 Annual Meeting to be held May 12, 1998 are incorporated by reference in Part III. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (the "1997 Annual Report") are incorporated by reference in Parts II and IV.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Buffets, Inc., a Minnesota corporation ("Buffets" or the "Company"), was organized in 1983. Its executive offices are located at 10260 Viking Drive, Eden Prairie, Minnesota 55344-4668. In September 1996, Buffets acquired HomeTown Buffet, Inc., a Delaware corporation ('HomeTown Buffet'), as discussed below. References herein to the "Company" are to Buffets, Inc. and its subsidiaries, Dinertainment, Inc., Evergreen Buffets Inc., HTB Ventures I, Inc., HTB Ventures II, Inc., HomeTown Buffet, Inc., HomeTown Construction and Development, Inc., OCB Restaurant Co., OCB Realty Co., OCB Purchasing Co. and OCB Property Co., unless the context indicates otherwise.

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

         The Company is principally engaged in the development and operation of buffet style restaurants under the names Old Country Buffet(R) ("OLD COUNTRY BUFFET") ("Country Buffet" in the state of Colorado and Wyoming) and HomeTown Buffet(R) ("HOMETOWN BUFFET"). The Company obtained a federal trademark registration covering the words OLD COUNTRY BUFFET in June of 1985. Under the Merger, the Company gained access to a perpetual license to the HOMETOWN BUFFET mark, including a California state trademark registration, a U.S. trademark registration for HOMETOWN BUFFET, and a U.S. trademark registration for "HTB" in the restaurant field.

         As of March 24, 1998, the Company operated 364 Company-owned restaurants (242 OLD COUNTRY BUFFET, 116 HOMETOWN BUFFET, one Country Roadhouse Buffet & GrillSM ("COUNTRY ROADHOUSE BUFFET & GRILL") four Roadhouse GrillSM ("ROADHOUSE GRILL") and one PIZZAPLAYSM ("PIZZAPLAY")) in 34 states (including five new openings, one closing, one relocaton and one OLD COUNTRY BUFFET converted to a COUNTRY ROADHOUSE BUFFET & GRILL since fiscal year-end 1997). The Company contemplates that approximately 25 (22 buffet and three ROADHOUSE GRILL) Company-owned restaurants will be opened in 1998. In addition, the Company has 24 franchised restaurants (five OLD COUNTRY BUFFET and 19 HOMETOWN BUFFET) in operation in ten states.

         The Company's buffet restaurants offer a wide variety of freshly prepared menu items, including soups, salads, entrees, vegetables, non-alcoholic beverages and desserts, presented in a self-service buffet format in which customers select the items and portions of their choice. The restaurants' typical dinner entrees include chicken, carved roast beef and ham, and two or three other hot entrees such as casseroles, shrimp and fish. Chicken, fish and two or three other entrees usually are offered at lunch. The Company's restaurants utilize uniform menus, recipes and ingredient specifications, except for certain variations adopted in response to regional preferences.

         The Company's buffet restaurants range in size from approximately 5,500 to 15,740 square feet, seat from 225 to 600 people, and generally include areas that can be partitioned to accommodate private meetings and group outings. The decor is attractive and informal. To date, the Company has located its restaurants primarily within or adjacent to strip or neighborhood shopping centers. The Company has 80 freestanding locations, 21 of which it owns. The Company's buffet restaurants generally are open from 11:00 a.m. to 8:00 p.m. or 9:00 p.m. A majority of the Company's buffet restaurants also serve breakfast from 8:00 a.m. to 11:30 a.m. on weekends.

FORWARD-LOOKING INFORMATION

         Certain statements in this Annual Report on Form 10-K and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward-looking statements." All forward-looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward-looking statements.

         The ability of the Company to open new restaurants, and the allocation of new restaurants among the Company's currently available and future concepts, depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain a sufficient number of qualified restaurant managers, the comparative potential return and risk associated with the particular restaurant concept, and the availability of capital. The proportion of new restaurants that will be free-standing units, either owned or leased, rather than strip mall locations will depend upon the availability and cost of suitable mall locations. The costs of restaurant development and conversion will depend upon the level of contributions from landlords for leasehold improvements, the actual number of free-standing sites utilized in such development, and whether such sites involve land purchases, the cost of building supplies and general construction risks and costs. The ultimate level of television advertising expenditures in 1998 will be contingent upon the effectiveness of the commercials, the availability and cost of advertising air time, and changes in the Company's marketing priorities. The Company's ability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and food supply costs, may impact whether the Company has sufficient cash resources to fund its restaurant development and conversion plans for 1998 and early 1999. The prospect of future restaurant conversions is contingent upon the costs of the conversions, the financial return anticipated with such conversions, and the availability of viable alternative concepts. The Company periodically reviews the operating results of individual restaurants to determine if impairment charges on underperforming assets are necessary, and the need for restaurant closings, and it is reasonable to expect that such actions will be required from time to time in the future. There is no certainty that currently available sources of cash will remain available to the Company over time.

         Other factors that could cause actual results of the Company to differ materially from those contained in any such forward- looking statements include the success and timing of the continuing integration of the operations of Buffets and HomeTown Buffet, general economic conditions, the actions of existing and future competitors, weather factors, the success of conversions, health and safety developments regarding restaurant operations (including the risks described below in the section entitled "FOOD QUALITY AND SAFETY"), and regulatory constraints. The Company assumes no obligation to publicly release the results of any revision or updates to forward-looking statements to reflect future events or unanticipated occurrences.

SCATTER SYSTEM FORMAT

         Buffet items generally are presented to diners using a "scatter system" rather than a conventional straight buffet serving line. Under the scatter system, six to eight separate food islands or counters are used to present various courses of each meal to diners (for example, salads on one island, desserts on another), with diners able to proceed directly to those islands presenting the menu items they desire at the time. The scatter system promotes easier food access and has helped reduce the long lines that often occurred during peak hours in the Company's restaurants utilizing the conventional straight-line serving format.

SMALL BATCH PREPARATION

         To ensure freshness, hot foods and bakery items are prepared repeatedly throughout the day in relatively small batches. Restaurant managers closely monitor the servicing area for the quality and availability of all items. The Company believes the freshness achieved through small batch preparation contributes significantly to the high quality of its food.

ALL-INCLUSIVE PRICE

         Depending on the market area, the Company's buffet restaurants currently charge an all-inclusive price of $4.99 to $6.59 for lunch, Monday through Saturday, and $5.99 to $9.19 for dinner Monday through Sunday. On Saturday and Sunday, certain restaurants serve breakfast at prices ranging from $5.49 to $6.59. Reduced prices are available to senior citizens who purchase an annual senior club card for $1.00 per year and to children under the age of ten or twelve depending on the market area. Children's prices for all meals are $.40 to $.60 per year of their age from two through ten or twelve depending on the market and in limited markets $3.49 to $4.99 depending on age. Customers pay prior to entering the dining area and are assisted to tables by restaurant employees. They may return for second helpings and additional beverages and desserts without additional charge. This all-inclusive pricing approach exists at virtually all of the Company's buffet restaurants, although alternative pricing and service arrangements are occasionally implemented on a test basis.

BUFFET RESTAURANT OPERATIONS AND CONTROLS

     GENERAL. In order to maintain a consistently high level of food quality and service in all of its restaurants, the Company has established uniform operational standards which are implemented by the managers of each restaurant. All restaurants are required to be operated in accordance with rigorous standards and
                                        6
specifications relating to the quality of ingredients, preparation of food, maintenance of premises and employee conduct.

         MENU  SELECTION  AND  PURCHASING.  Headquarter  personnel  prepare  and periodically revise standard recipes and menus and a list of approved ingredients and supplies based upon the quality, availability, cost and customer acceptance of various menu items. Food quality is maintained through centralized coordination with suppliers and frequent restaurant visits by District Representatives and other management personnel.

         The Company purchases its food and beverage inventories and restaurant supplies from independent suppliers approved by headquarter personnel, who negotiate quality specifications, delivery schedules and pricing and payment terms (typically 28 days) directly with the suppliers. Although all supplier invoices are paid from Company headquarters, restaurant managers place orders for inventories and supplies with, and receive shipments directly from, suppliers. Restaurant managers approve invoices before forwarding them to Company headquarters for payment. To date, the Company has not experienced any difficulties in obtaining food and beverage inventories or restaurant supplies, and the Company does not anticipate that any material difficulties will develop in the foreseeable future.

         RESTAURANT MANAGEMENT. Each buffet restaurant typically employs a Senior General Manager or General Manager, Kitchen Manager, Service Manager, and one to two assistant managers. Each of the Company's restaurant General Managers has primary responsibility for day-to-day operations in one of the Company's restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of Company policies and the restaurant's profitability. A portion of each general manager's and other restaurant manager's compensation depends directly on the restaurant's profitability. In addition, restaurant managers receive stock options under the Company's current stock option program entitling them to acquire an equity interest in the Company. In 1997, the Company also implemented a "PRIDE" program providing financial incentives to General Managers making a three year service commitment in a single restaurant. The program was designed to enhance the retention of restaurant managers and to build a sense of proprietorship. The Company believes that its compensation policies have been important in attracting, motivating and retaining qualified operating personnel.

         Each restaurant general manager reports to a District Representative, each of whom in turn reports to a Regional Director (currently 12 persons). Each Regional Director reports to one of four divisional heads (one divisional Vice President and three Senior Regional Directors), who in turn report to the Company's Executive Vice President of Operations.

         The Company maintains centralized financial and accounting controls for its restaurants. On a daily basis, restaurant managers forward customer counts, sales, labor costs and deposit information to Company headquarter. On a weekly basis, restaurant managers forward a summarized profit and loss statement, sales report, and supplier invoices. Payroll data is generally forwarded every two weeks.

         MANAGEMENT TRAINING. The Company has a series of training programs that are designed to provide managers with the appropriate knowledge and skills necessary to be successful in their current position. All new restaurant managers hired from outside the Company and hourly employees considered for promotion to restaurant management are required to complete ten days of classroom training at the Buffets Training Center in Eden Prairie, Minnesota. After their ten days at the Training Center, they continue their training for four or five weeks in a Certified Training Restaurant in the field. This six to eight week program provides the basic operating skills and management functions necessary to shift-manage a Company restaurant. The information covered includes basic management skills, food production, labor management, operating programs and human resource management.

         Advancement is tied to both current operational performance and training. Individuals designated for promotion to the position of General Manager attend a specialized one-week training program conducted at the Training Center. This program focuses on advanced management skills with emphasis on team building and performance accountability. General Managers being considered for promotion to District Representative complete a one-week training program for new District Representatives. This training is conducted at the Company's Training Center and focuses on coaching and development, performance management, advanced problem solving and action plans.

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

         In recent years, other reputable food service companies have been materially and adversely impacted by foodborne illness incidents, some of which involved third party food suppliers and transporters outside of their reasonable control. The Company has implemented rigorous internal standards, training and other programs to attempt to minimize the risk of such occurrences in its operations. There can be no assurance, however, that these efforts will be fully effective in preventing all food-borne illness transmission, or that new illnesses resistant to current precautions will not develop in the future.

         The Company also shares a risk common to all multi-unit food service businesses. Specifically, one or more instances of foodborne illness in a Company-owned or franchised restaurant, poor health inspection scores, or adverse publicity can have a material adverse impact extending far beyond the vicinity of the originally impacted restaurant to affect some or all of the Company's other foodservice operations. This material adverse risk to the Company exists even if it is subsequently determined that the incidents were improperly attributed to the Company's restaurants, or that the negative publicity was false or misleading.

         NON-BUFFET RESTAURANT CONCEPTS. The Company currently operates three restaurant concepts, comprising six units, that differ from the core buffet business. The Company's PIZZAPLAY restaurant combines buffet style Italian entrees and pizza with non-food entertainment services including coin operated gaming, movies, and a tube-type gymnasium equipment for children. One COUNTRY ROADHOUSE BUFFET & GRILL is currently in operation, featuring many of the elements of the Company's buffet restaurants, while adding display cooking of grill offerings in a relaxed country atmosphere. The four Company operated ROADHOUSE GRILL restaurants do not utilize buffet style food service, but instead feature steaks, seafood and other entrees ordered from a menu and then prepared using an "on display" grill. At the commencement of HomeTown's development activities involving its ROADHOUSE GRILL restaurants, it engaged a predecessor in interest to Roadhouse Grill, Inc. to provide certain consulting services in exchange for the payment of defined consulting fees. That agreement was terminated by the mutual agreement of the parties in March, 1998 and the Company and Roadhouse Grill, Inc. are free to develop their respective variant on the ROADHOUSE GRILL theme without restriction. The Company agreed, as part of the termination understanding, to rename its existing and future ROADHOUSE GRILL restaurants with an alternative name that adds one or more words before "ROADHOUSE" or "ROADHOUSE GRILL." The Company is currently determining the appropriate trade name for the concept and anticipates that the remarking will occur in 1998. Any reference herein to current or future ROADHOUSE GRILL restaurants operated by the Company shall be deemed to refer to the concept as it is to be renamed in 1998. The ROADHOUSE GRILL restaurants are the Company's only units serving alcohol. The real estate leases for the buffet restaurants generally reserve the right to serve alcohol although this privilege has not been exercised to date.

FRANCHISING AND JOINT VENTURES

         OLD COUNTRY BUFFET FRANCHISES. There are currently five franchised OLD COUNTRY BUFFET restaurants in Nebraska and Oklahoma, owned by two franchisees. The Company's OLD COUNTRY BUFFET franchise agreements generally have initial terms of 15 years and require the franchisee to pay an initial fee of $25,000 and continuing royalties equal to four percent of the franchisee's sales. The Company has an agreement with each franchisee whereby the Company has options exercisable at various times over the next several years to repurchase the Old Country Buffet restaurants developed by such franchisee at a predetermined formula price based principally on restaurant gross sales.

          HOMETOWN BUFFET FRANCHISES.   HomeTown Buffet has three franshisees:
HTB Restaurants, Inc. ("HTB Restaurants"), Chi-Chi's Inc. ("Chi-Chi's") and Carlton A. Hargrave, Inc. ("Hargrave").

         With respect to each franchised restaurant, HTB Restaurants and HomeTown Buffet entered into a separate franchise agreement. HTB Restaurants paid an initial franchise fee for each new HOMETOWN BUFFET restaurant opened and a percentage royalty fee based on gross sales. Under its agreements with HTB Restaurants, HomeTown Buffet has a right of first refusal with respect to the sale of the HOMETOWN BUFFET restaurants operated by HTB Restaurants and any transfer of franchise rights granted by HomeTown to HTB Restaurants would require HomeTown Buffet's consent, which may not be unreasonably withheld.

         In May 1993, Chi-Chi's opened a HOMETOWN BUFFET restaurant in Peabody, Massachusetts. Chi-Chi's opened a second franchised unit in March 1994 in Wichita, Kansas.

         Hargrave operates a single franchised restaurant in Calexico, California, which opened in December 1993. HomeTown Buffet served as general contractor for the restaurant and in connection with the construction loaned Hargrave approximately $150,000. The loan was fully paid in 1994. In April 1995 HomeTown Buffet made a loan to Hargrave in the principal amount of $100,000 and an additional $100,000 in October 1995 under a promissory note that permits Hargrave to borrow up to $200,000 in principal amount. The note provides for interest to be paid at 1% above the announced reference rate of US Bank of Oregon. All outstanding principal and interest on the note was due on December 31, 1995 and remains due and payable at this time. HomeTown Buffet agreed to defer Hargrave's franchise royalty payments, commencing April 1995. Hargrave resumed paying franchise royalty payments starting July 17, 1997 with prior unpaid royalties still due and payable.

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

         Franchisees must operate their HOMETOWN BUFFET restaurants in compliance with HomeTown Buffet's operating and recipe manuals. Franchisees are not required to purchase food products or other supplies through HomeTown Buffet's or the Company's suppliers. Each franchised restaurant is required at all times to have a designated Manager and Assistant Manager who have completed the required manager training program. For the opening of a restaurant, HomeTown Buffet provides consultation and makes its personnel generally available to a franchisee. In addition, HomeTown Buffet sends a team of personnel to the restaurant for up to two weeks to assist the franchisee and its managers in the opening, the initial marketing and training effort as well as the overall operation of the restaurant.

         The HOMETOWN BUFFET franchisees do not currently have any contractual rights to develop additional HomeTown Buffet restaurants, and they and their affiliates are constrained from certain development activities involving other buffet restaurants.

         HomeTown Buffet may terminate a franchise agreement for a number of reasons, including a franchisee's failure to pay royalty fees when due, failure to comply with applicable laws, or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisee may terminate a franchise agreement only if HomeTown Buffet violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period. The Company does not anticipate that the termination of any or all of the franchise agreements would have a materially adverse effect on its operations.

     JOINT VENTURES. The Company has taken advantage of joint venture opportunities from time to time, principally as a means of entering new geographic markets.

         On March 7, 1997, the Company used this approach to develop a new restaurant concept. It established Dinertainment, Inc. at that time to develop and operate restaurants that combine Italian-style buffet service with family oriented games. One location opened December 2, 1997 in Columbus, Ohio. The Company holds 80% of the outstanding capital stock of the subsidiary.

         The Company at present is not actively seeking to grant additional franchises or enter into additional joint ventures relating to its OLD COUNTRY BUFFET, HOMETOWN BUFFET, or other restaurant concepts.

         RISKS ASSOCIATED WITH NON-COMPANY RESTAURANT OPERATIONS. The Company is constrained in the manner in which it can regulate its franchised restaurants, at least in real-time. In the event that a franchised restaurant fails to meet current franchisor operating standards, the Company's own restaurants could be adversely affected due to customer confusion or adverse publicity. A similar risk exists with totally unrelated foodservice businesses if customers draw an improper correlation with the Company's own operations.

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

ADVERTISING AND PROMOTION

         In 1995, the Company's advertising spending was at .9% of restaurant sales. Following a positive return on increased advertising, the Company increased its advertising spending to 1.2% of restaurant sales during 1996. Similarly in 1997 1.3% of restaurant sales was dedicated to advertising spending. It is expected that the advertising spending will double to approximately $18,000,000 in 1998.

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

TRADEMARKS

         In June 1985, the Company obtained a federal trademark registration covering the words "Old Country Buffet." The Company has subsequently obtained trademark protection for additional marks used in its business, including the trademarks of HOMETOWN BUFFET in connection with the Merger. Generally, federal registration of a trademark gives the registrant the exclusive use of the trademark in the United States in connection with the goods or services associated with the trademark, subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Because of the common law rights of such a pre-existing restaurant in certain portions of Colorado and Wyoming, the Company's restaurants in those states use the name "Country Buffet." In 1997, the Company filed applications for federal registration of the trademarks "COUNTRY ROADHOUSE BUFFET & GRILL" and "PIZZAPLAY." The Company intends to take appropriate steps to develop and protect its various marks.

EMPLOYEES

         As of February 25, 1998, the Company employed approximately 24,830 persons, including 395 supervisory and administrative, 1,575 managerial, and 22,860 restaurant employees. Approximately 61% of the Company's restaurant employees work part-time. Relations with employees have been satisfactory and no work stoppages due to labor disputes have occurred. The Company anticipates that its work force will increase by more than 7% by the end of 1998, subject to unexpected turnover levels, availability of qualified personnel and changes in restaurant development plans.


RESTAURANT DEVELOPMENT

         GENERAL. The Company opened 18 restaurants and closed four in 1997 and expects to open approximately 25 restaurants in 1998 (22 buffet and three Roadhouse Grill), of which five were open as of March 24, 1998. As of March 24, 1998, the Company has converted one existing OLD COUNTRY BUFFET restaurant to a COUNTRY ROADHOUSE BUFFET & GRILL, relocated one OLD COUNTRY BUFFET, and closed one OLD COUNTRY BUFFET.

         The ability of the Company to open new restaurants, and the allocation of new restaurants among the Company's currently available and future concepts, depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain a sufficient number of qualified restaurant managers, the comparative potential return and risk associated with the particular restaurant concept, and the availability of capital. The Company actively and continuously attempts to identify and negotiate leases and land purchases for additional new locations, and expects that it will be able to achieve its intended development schedule for 1998, though there is no assurance that this will be the case.

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

         SITE SELECTION CRITERIA. The primary criteria considered by the Company in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups (such as families and senior citizens) that tend to favor the Company's restaurants, and the occupancy cost of the proposed restaurant. The Company has found that these criteria frequently are satisfied by well-located strip shopping centers that benefit from cotenancy with strong national retailers and visibility to high traffic roads. All but 116 of the Company's current restaurants are located in such centers. Thirty-six of the other 116 restaurants are located in regional or other enclosed shopping malls and 80 are located in free-standing structures. The Company will generally pursue free-standing locations only if the projected return on investment falls within acceptable ranges or unique market positioning objectives are involved. The Company typically requires a population density of at least 100,000 within five miles of each new location, and currently is concentrating its development efforts on urban areas that can accommodate a number of Company restaurants. The Company is developing a small market prototype for test in markets with a population of at least 75,000. There is no certainty that the test will prove successful or that the smaller prototype unit will be developed beyond the test restaurant. Because OLD COUNTRY BUFFET or HOMETOWN BUFFET restaurants typically draw a significant volume of customers, and because of the Company's financial strength, the Company often has been able to negotiate favorable lease terms.

         RESTAURANT CONSTRUCTION. In an effort to better control costs and improve quality, the Company is closely involved in the construction of its restaurants, and also in the acquisition and installation of fixtures and equipment. The Company acts as its own general contractor, using restaurant designs prepared by the Company's own staff with final documents completed by an outside architectural firm. The Company normally satisfies the equipment and other restaurant supply needs of its new restaurants by purchasing from equipment suppliers. Restaurants located in shopping centers typically open approximately 11 weeks after construction begins, while free-standing restaurants typically open approximately 17 weeks after construction begins. The average cost to develop a buffet restaurant located in a shopping center during fiscal 1997 was approximately $818,000 for leasehold improvements (net of landlord contributions) and approximately $672,000 for equipment and furnishings. Free-standing leased buffet restaurants opened in 1997 cost an average of approximately $1,210,000 for building and leasehold improvements and approximately $701,000 for equipment and furnishings. Free-standing owned restaurants developed in 1997 entailed an average land cost of $810,000 and an average building cost of $1,535,000. It is expected the increased development of free-standing restaurants will increase the average cost per unit and associated capital requirements in 1998.

ITEM 2.           PROPERTIES

         The Company's executive offices are located in approximately 36,000 square feet of leased space in Eden Prairie, Minnesota, for a term ending April 30, 2000. The Company is negotiating an option to extend the lease while it concurrently reviews other alternatives, including the potential development of a corporate headquarters in Eagan, Minnesota on a parcel of land purchased in 1995 for this possible use. The Company also leases a 22,200 square foot warehouse and training center in Eden Prairie, Minnesota for a term ending January 31, 1999. The lease has three one-year options that the Company could exercise to extend the lease through January 31, 2002. The Company owns a 72,000 square foot facility in Marshfield, Wisconsin that it utilizes for the fabrication of cabinetry, fixtures and upholstery of chairs and booths for its restaurants.

         Until 2001, the Company remains obligated under certain leases related to approximately 32,000 square feet of office space in San Diego, California, previously utilized by HomeTown Buffet as its headquarters. All of that space has been sublet to third parties. However, the amount of rent receivable by the Company pursuant to such subleases is less than the rent payable by the Company pursuant to the principal leases. In 1997, the Company entered into two separate lease agreements for new down-sized regional and executive offices in San Diego and La Jolla, California, respectively. The regional office is comprised of approximately 1,800 square feet and the lease expires October 24, 1999, with one two-year extension available. The La Jolla regional executive office constitutes approximately 1,950 square feet and its lease expires October 24, 1999.

         Most of the Company's restaurants are located in leased facilities, although the Company will consider land purchases for free-standing restaurants in instances where an acceptable return on investment, or market positioning, justifies the additional investment. Eighty restaurants are located in free-standing buildings, 36 are located in regional or other enclosed shopping malls, and the rest are located in strip or neighborhood shopping centers. Most of the leases provide for a minimum annual rent and additional rent calculated as a percentage of restaurant sales, generally 3% to 5%, if the rents so calculated exceed the minimum. The initial terms of the Company's leases generally range from ten to fifteen years, and the leases usually have renewal options for additional periods of five to ten years.

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

ITEM 3.           LEGAL PROCEEDINGS

         IN RE BUFFETS, INC. SECURITIES LITIGATION, United States District Court for the District of Minnesota, Master No. 3-94-1447. This action is a consolidation of four separate lawsuits. The first lawsuit was commenced by ZSA Asset Allocation Fund and ZSA Equity Fund on or about November 7, 1994. Three other substantially similar actions were filed shortly thereafter by alleged shareholders Marc Kushner, Trustee for Service Lamp Corp. Profit Sharing Plan, Jerrine Fernandes, and John J. Nuttall. By Pretrial Order No. 1, entered in early January 1995, the District Court ordered that the four lawsuits be consolidated into the single pending action and that plaintiffs serve and file a Consolidated Amended Class Action Complaint (the "Complaint"), which was served on or about January 31, 1995. The Court ordered the dismissal of the Complaint upon motion by the defendants, but granted plaintiffs leave to replead. Plaintiffs filed their Second Amended, Consolidated Class Action Complaint (the "Second Complaint") on December 11, 1995. Defendants moved to dismiss the Second Complaint. On September 11, 1996, the District Court dismissed the Second Complaint without prejudice, with leave to plaintiffs to replead. On November 8, 1996, plaintiffs filed their Third Amended, Consolidated Class Action Complaint (the "Third Complaint"). Defendants moved to dismiss the Third Complaint. By Memorandum Opinion and Order filed on January 6, 1998, the District Court denied defendants' motion to dismiss the plaintiff's Corrected, Third Amended, Consolidated Class Action Compaint.

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

ITEM 4a.          EXECUTIVE OFFICERS OF THE REGISTRANT.   The officers of the
Company are elected annually by the Board of Directors to serve until the next annual meeting of the Board. Sixteen officers were so elected by the Board of Directors in 1997, including ten executive officers (currently, those designated as Senior Vice President or higher) who serve on the Company's "Executive Committee." The following table contains information regarding the present executive officers, and all persons chosen to become executive officers, of the Company.

                            Executive        Principal Occupation and
                            Officer          Business Experience
Name and Age                Since            For Last Five Years
--------------------------------------------------------------------------------

Glenn D. Drasher (46)        1997            Executive Vice President of
                                             Marketing of the Company since
                                             January 1997; Executive Vice
                                             President of Country Kitchen
                                             International, family dining
                                             restaurants, June 1996 to
                                             January 1997; Vice President of
                                             Marketing of Country Kitchen,
                                             September 1993 to June 1996;
                                             Senior Vice President of
                                             Marketing of Chi-Chi's, Inc.,
                                             Mexican casual restaurants, 1983
                                             to September 1993.

David Goronkin (35)          1996            Executive Vice President of
                                             Operations for the Company since
                                             September 1996; Vice President
                                             of Operations of HomeTown
                                             Buffet, May 1996 to September
                                             1996; Director of Operations of
                                             HomeTown Buffet, November 1994
                                             to May 1996; various positions,
                                             HomeTown Buffet, 1989 to
                                             November 1994.

Clark C. Grant (46)          1986            Executive Vice President of
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

                            Executive        Principal Occupation and
                            Officer          Business Experience
Name and Age                Since            For Last Five Years
--------------------------------------------------------------------------------

Roe H. Hatlen (54)           1983            Co-Founder of the Company;
                                             Chairman and Chief Executive
                                             Officer of the Company since
                                             December 1983; President of the
                                             Company, May 1989 to September
                                             1992.

Thomas F. Hubbard (46)       1996            Executive Vice President of Real
                                             Estate and Development of the
                                             Company since September 1996;
                                             President of HomeTown
                                             Development and Construction,
                                             Inc. since 1995; Vice President
                                             of Construction and Development
                                             for HomeTown Buffet since 1992;
                                             Director of Construction for
                                             HomeTown Buffet from 1991
                                             through 1992.

Kerry A. Kramp (42)          1996            President of the Company since
                                             September 1996; President of
                                             HomeTown Buffet from December
                                             1995 to September 1996 and its
                                             Chief Operating Officer since
                                             May 1995; Vice President of
                                             Operations of HomeTown Buffet
                                             from February 1992 to December
                                             1995; Director of Specialty
                                             Foods for Geo. A. Hormel Company
                                             from 1988 to February 1992.

Jean C. Rostollan (46)       1991            Executive Vice President of
                                             Purchasing since September 1996;
                                             Executive Vice President of
                                             Development and Purchasing,
                                             December 1994 to September 1996;
                                             Assistant Secretary of the
                                             Company since February 1992;
                                             Vice President of Purchasing and
                                             Distribution of the Company,
                                             September 1992 to December 1994;
                                             Vice President of Purchasing and
                                             Marketing of the Company,
                                             January 1991 to August 1992.

                            Executive        Principal Occupation and
                            Officer          Business Experience
Name and Age                Since            For Last Five Years
--------------------------------------------------------------------------------

C. Dennis Scott (51)         1996            Co-Founder of the Company; Vice
                                             Chairman and Chief Operating
                                             Officer of the Company since
                                             September 1996; Co-Founder of
                                             HomeTown Buffet; Director and
                                             Chief Executive Officer of
                                             HomeTown Buffet since 1989.

K. Michael Shrader (54)      1996            Executive Vice President of
                                             Human Resources and Training of
                                             the Company since March 1997;
                                             Vice President of Human
                                             Resources of the Company,
                                             September 1996 to March 1997;
                                             Vice President of Human
                                             Resources of HomeTown Buffet,
                                             January 1996 to September 1996;
                                             Director of Human Resources of
                                             HomeTown Buffet, August 1995 to
                                             January 1996; Selection Analyst,
                                             the Gallup Organization,
                                             February 1995 to August 1995;
                                             Self-employed business
                                             consultant, March 1993 to
                                             February 1995; Vice President of
                                             Human Resources of Red Robin
                                             International, Inc., September
                                             1987 to March 1993.

Neal L. Wichard (55)         1996            Senior Vice President of Real
                                             Estate of the Company since
                                             September 1996; Co-Founder of
                                             HomeTown Buffet; Vice Chairman
                                             of HomeTown Buffet, October 1995
                                             to September 1996; Secretary and
                                             Director of HomeTown Buffet,
                                             July 1990 to September 1996.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTER

         The information set forth under the caption "Market for the Company's Common Stock and Related Stockholder Matters" on page 23 of the 1997 Annual Report is incorporated herein by reference.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The information set forth under the caption, "Selected Consolidated Financial Data" on page 4 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 5 through 9 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Except for KPMG Peat Marwick LLP's opinion relating to the consolidated statements of income, stockholders' equity (deficit), and cash flows of HomeTown Buffet, Inc. and its subsidiaries for the year ended January 3, 1996, the information required under this Item 8 is incorporated herein by reference to pages 10 through 23 of the Company's 1997 Annual Report. KPMG Peat Marwick LLP's opinion appears at page 30 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated herein by reference to the sections captioned "Number and Election of Directors," "Certain Information Regarding Board of Directors of the Company" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1997. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

         Incorporated herein by reference to the section captioned "Compensation of Executive Officers" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1997; provided, however, that the subsection thereof entitled "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Incorporated herein by reference to the similarly captioned section in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1997.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference to the section captioned "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1997.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

         (a)      The following documents are filed as part of this Report.

                  1.       Financial Statements

                           Consolidated Balance Sheets at January 1, 1997 and December 31, 1997*

                           Consolidated Statements of Operations for the Years Ended January 3, 1996, January 1, 1997 and December 31, 1997*

                           Consolidated Statements of Stockholders' Equity for the Years Ended January 3, 1996, January 1, 1997, and December 31, 1997*

                          Consolidated Statements of Cash Flows for the Years Ended January 3, 1996, January 1, 1997, and December 31, 1997*

                          Notes to Consolidated Financial Statements*

                          Independent Auditors' Report of Deloitte & Touche LLP*

                          Independent Auditor's Report of KPMG Peat Marwick LLP (See page 30 of this Annual Report on Form 10-K)


*Incorporated herein by reference to pages 10 through 23 of the Company's 1997 Annual Report

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

                           3(a) Composite Amended and Restated Articles of Incorporation. (2)

                           3(b)  By-laws of the Company. (3)

                           3(c) Form of Rights Agreement, dated as of October 24, 1995 between the Company and the American Stock Transfer & Trust Company, as Rights Agent. (4)

                           4(a) Indenture dated as of November 27, 1995 related to 7% Convertible Subordinated Notes of HomeTown Buffet due 2002. (5)

                           4(b) First Supplemental Indenture dated as of September 20, 1996 among the Company, HomeTown Buffet and Wells Fargo Bank, N.A.(6)

                           10(a) 1985 Stock Option Plan. (7)*

                           10(b) 1988 Stock Option Plan. (8)*

                           10(c) 1995 Stock Option Plan. (9)*

                           10(d) 1997 Non-Employee Director Stock Option Plan.*

                           10(e) Second Amended and Restated Credit Agreement
                                 by and between the Company and First Bank
                                 National Association. (10)

                           10(f) Amendment No. 1 dated as of September 20,
                                 1996 to Second Amended and Restated Credit
                                 Agreement by and between the Company and First Bank National Association. (11)

                           10(g) Amendment No. 2 dated as of May 28, 1997 to
                                 Second Amended and Restated Credit Agreement
                                 by and between the Company and First Bank
                                 National Association.  (12)

                           10(h) Amendment No. 3 dated as of September 12,
                                 1997 to Second Amended and Restated Credit
                                 Agreement by and between the Company and First Bank National Association. (13)

                           10(i) Letter  dated as of January  14, 1998 to
                                 Second   Amended  and  Restated   Credit
                                 Agreement by and between the Company and First Bank National Association.

                           10(j) Management Bonus Program.*

                           10(k) 1991 HomeTown Buffet Stock Option Plan, as
                                 amended. (14)*

                           10(l) Consolidating Promissory Note issued by
                                 Kerry A. Kramp to the Company and related
                                 Stock Pledge Agreement, each dated December
                                 31, 1996. (15)*

                           10(m) Promissory  Note  issued  by  Thomas  E.
                                 Hubbard to  HomeTown  Buffet and related
                                 Pledge Agreement, each dated November 9,
                                 1993. (16)*

                           10(n) Promissory Note issued by Thomas E. Hubbard
                                 to HomeTown Buffet and related Pledge
                                 Agreement, each dated August 13, 1996. (17)*

                           10(o) Promissory Note issued by Michael Shrader to HomeTown Buffet and related Pledge Agreement, each dated August 7, 1996. (18)*

                           10(p) Employment Agreement with Kerry A. Kramp dated September 20, 1996. (19)*

                           10(q)  Form of Franchise Agreement. (20)

                           10(r)  Nonstatutory Stock Option Agreement with Roe
                                  H. Hatlen dated May 19, 1997.

                           10(s) Nonstatutory Stock Option Agreement with C. Dennis Scott dated May 19, 1997.

                           10(t) Nonstatutory Stock Option Agreement with Kerry A. Kramp dated May 19, 1997.

                           11 Statement Regarding Computation of Per Share Earnings (Loss).

                           13 Annual Report to Shareholders for the fiscal year ended December 31, 1997.

                           21     Subsidiaries of the Company.

                           23.(a) Consent of Deloitte & Touche LLP.

                           23.(b) Consent of KPMG Peat Marwick LLP.

                           27.(a) Financial Data Schedule.

                           27.(b) Financial Data Schedule.

                           27.(c) Financial Date Schedule.


* Management or Director contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

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

(8) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 30, 1992.

(9) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended October 4, 1995.

(10) Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 24, 1996.

(11) Incorporated by reference to Exhibit 4.5 to Registration Statement on Form 8-A dated November 7, 1996.

(12)     Incorporated   by   reference  to  Exhibit  10.1  to  Exhibit  10.1  to
         Registration Statement on Form 8-A dated April 23, 1997.

(13) Incorporated by reference to Exhibit 10(b) to the Company's quarterly Report on Form 10Q for the period ended October 8, 1997.

(14)     Incorporated  by  reference  to  Exhibit  10.1  to  HomeTown   Buffet's
         Quarterly Report on Form 10-Q for the period ended April 24, 1996 (File No. 0-22402).

(15) Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for fiscal year ended January 1, 1997.

(16)     Incorporated by reference to Exhibits to HomeTown Buffet's Registration
         Statement   on  Form  S-1,  as  amended,   effective   March  23,  1994
         (Registration No. 33-75810).

(17) Incorporated by reference to Exhibit (10)j to Annual Report on Form 10-K for fiscal year ended January 1, 1997.

(18) Incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for fiscal year ended January 1, 1997.

(19) Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the period ended October 9, 1996.

(20)     Incorporated   by  reference   from   Exhibits  to  HomeTown   Buffet's
         Registration Statement on Form S-1, as amended, effective September 22, 1993 (Registration No. 33-67326).

         (b)      Reports on Form 8-K.

         The Company filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997.

                        ANNUAL REPORT AND PROXY STATEMENT

         With the exception of the matters specifically incorporated herein by reference to the Company's 1997 Annual Report to Shareholders or to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998, no other portions of the 1997 Annual Report to Shareholders or Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


       The Board of Directors
       HomeTown Buffet, Inc.:


       We have audited the consolidated statements of income, stockholders' equity (deficit), and cash flows of HomeTown Buffet, Inc. and subsidiaries for the year ended January 3, 1996 (not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of HomeTown Buffet, Inc. and subsidiaries for the year ended January 3,1996, in conformity with generally accepted accounting principles.




                                           /s/ KPMG Peat Marwick LLP
                                        KPMG Peat Marwick LLP

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

                                               Buffets, Inc.

March 27, 1998                                 By /s/ Roe H. Hatlen
-------------------                            ---------------------------
     Date                                      Roe H. Hatlen
                                               Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                   Capacity                       Date
-----------                ----------                     -------

/s/ Roe H. Hatlen          Chairman of the Board           March 27, 1998
------------------------   and Chief Executive
Roe H. Hatlen              Officer (Principal
                           Executive Officer)

/s/ Clark C. Grant         Executive Vice                  March 27, 1998
------------------------   President of Finance
Clark C. Grant             and Administration and
                           Treasurer (Principal
                           Financial Officer)

/s/ Marguerite C. Nesset   Vice President of               March 27, 1998
------------------------   Accounting and
Marguerite C. Nesset       Controller (Principal
                           Accounting Officer)

/s/ C. Dennis Scott        Vice Chairman of                March 27, 1998
------------------------   the Board, Chief
C. Dennis Scott            Operating Officer
                           and Director

/s/ Walter R. Barry, Jr.   Director                        March 27, 1998
------------------------
Walter R. Barry, Jr.

/s/ Marvin W. Goldstein    Director                        March 27, 1998
------------------------
Marvin W. Goldstein

/s/ Alan S. McDowell       Director                        March 27, 1998
------------------------
Alan S. McDowell

/s/ Michael T. Sweeney     Director                        March 27, 1998
------------------------
Michael T. Sweeney

                                  EXHIBIT INDEX

EXHIBITS

2     Agreement and Plan of Merger by and among the
      Company, Country Delaware, Inc., and HomeTown
      Buffet, Inc......................................Incorporated by Reference

3(a)  Composite Amended and Restated Articles
      of Incorporation.................................Incorporated by Reference

3(b)  By-laws of the Company...........................Incorporated by Reference

3(c)  Form of Rights  Agreement,  dated as of October
      24, 1995  between the Company and the American
      Stock Transfer & Trust Company, as Rights Agent..Incorporated by Reference

4(a)  Indenture dated as of November 27, 1995
      related to 7% Convertible Subordinated Notes
      of HomeTown Buffet due 2002......................Incorporated by Reference

4(b)  First Supplemental Indenture dated as of
      September 20, 1996 among the Company,
      HomeTown Buffet and Wells Fargo Bank, N.A........Incorporated by Reference

10(a) 1985 Stock Option Plan...........................Incorporated by Reference

10(b) 1988 Stock Option Plan...........................Incorporated by Reference

10(c) 1995 Stock Option Plan...........................Incorporated by Reference

10(d) 1997 Non-Employee Director Stock Option Plan..........Filed Electronically

10(e) Second Amended and Restated Credit Agreement
      by and between the Company and First Bank
      National Association.............................Incorporated by Reference

10(f) Amendment No. 1 dated as of September 20, 1996
      to Second Amended and Restated Credit Agreement
      by and between the Company and First Bank
      National Association.............................Incorporated by Reference

10(g) Amendment No. 2 dated as of May 28, 1997
      to Second Amended and Restated Credit Agreement
      by and between the Company and First Bank
      National Association.............................Incorporated by Reference

10(h) Amendment No. 3 dated as of September 12, 1997
      to Second Amended and Restated Credit Agreement
      by and between the Company and First Bank
      National Association.............................Incorporated by Reference

10(i) Letter  dated as of January 14, 1998 to Second
      Amended and  Restated Credit Agreement by and
      between the Company and First Bank National
      Association...........................................Filed Electronically

10(j) Management Bonus Program..............................Filed Electronically

10(k) 1991 HomeTown Buffet Stock Option Plan,
      as amended.......................................Incorporated by Reference

10(l) Promissory Note issued by Kerry A. Kramp to the
      Company and related Stock Pledge Agreement,
      each dated December 31, 1996.....................Incorporated by Reference

10(m) Promissory Note issued by Thomas E. Hubbard to
      HomeTown Buffet and related Pledge Agreement,
      each dated November 9, 1993......................Incorporated by Reference

10(n) Promissory Note issued by Thomas E. Hubbard to
      HomeTown Buffet and related Pledge Agreement,
      each dated August 13, 1996.......................Incorporated by Reference

10(o) Promissory Note issued by Michael Shrader to
      HomeTown Buffet and related Pledge Agreement,
      each dated August 7, 1996........................Incorporated by Reference

10(p) Employment Agreement with Kerry A. Kramp
      dated September 20, 1996.........................Incorporated by Reference

10(q) Form of Franchise Agreement......................Incorporated by Reference

10(r) Nonstatutory Stock Option Agreement with
      Roe H. Hatlen dated May 19, 1997......................Filed Electronically

10(s) Nonstatutory Stock Option Agreement with
      C. Dennis Scott dated May 19, 1997....................Filed Electronically

10(t) Nonstatutory Stock Option Agreement with
      Kerry A. Kramp dated May 19, 1997.....................Filed Electronically

11    Statement Regarding Computation of Per
      Share Earnings (Loss).................................Filed Electronically

13    Annual Report to Shareholders for the
      fiscal year ended December 31, 1997...................Filed Electronically

21    Subsidiaries of the Company...........................Filed Electronically

23(a) Consent of Deloitte & Touche LLP......................Filed Electronically

23(b) Consent of KPMG Peat Marwick LLP......................Filed Electronically

27(a) Financial Data Schedule...............................Filed Electronically

27(b) Financial Data Schedule...............................Filed Electronically

27(c) Financial Data Schedule...............................Filed Electronically