Form 10-Q
period 1998-04-22
BUFFETS INC
filed 1998-06-05
CIK 750274

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

              For Quarter Ended:            Commission File Number
                 April 22, 1998                      0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

                 Minnesota                        41-1462294
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

                            YES  X                 NO
                               -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                 Outstanding as of June 3, 1998
                -----                 ----------- -- -- ---- -- ----
       Common Stock, $.01 par value         45,523,499 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                      INDEX


                                                       Page No.


 PART I.  FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements:

          Consolidated Balance Sheets-
          December 31, 1997 and April 22, 1998...........   3

          Consolidated Statements of Operations-
          Sixteen Weeks ended April 23, 1997
          and April 22, 1998.............................   4

          Consolidated Statements of Cash Flows-
          Sixteen Weeks ended April 23, 1997 and
          April 22, 1998.................................   5

          Notes to Consolidated Financial
          Statements.....................................   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.....................................   7

PART II.  OTHER INFORMATION..............................   11

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         DECEMBER 31,  APRIL 22,
                                                            1997         1998
                                                         ------------  ---------
                                                              (in thousands)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............................  $ 43,030   $ 60,472
  Receivable from landlords ..............................     1,430      2,057
  Inventory ..............................................     4,934      4,016
  Prepaid rents ..........................................                  909
  Other current assets ...................................     1,986      1,966
  Refundable income taxes ................................     1,313
  Deferred income taxes ..................................    12,418     12,550
                                                            --------   --------
    TOTAL CURRENT ASSETS .................................    65,111     81,970

PROPERTY AND EQUIPMENT:
  Land ...................................................    15,688     15,688
  Buildings ..............................................    31,773     32,348
  Equipment ..............................................   246,006    252,370
  Leasehold improvements .................................   203,874    209,056
                                                            --------   --------
                                                             497,341    509,462
  Less accumulated depreciation and amortization .........   166,694    178,640
                                                            --------   --------
                                                             330,647    330,822
GOODWILL, net of accumulated amortization of $1,615 and
 $2,072, respectively ....................................     5,624      5,517
OTHER ASSETS .............................................     2,194      2,049
                                                            --------   --------
                                                            $403,576   $420,358
                                                            ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .......................................  $ 29,910   $ 27,573
  Accrued payroll and related benefits ...................    15,520     17,832
  Accrued rents ..........................................    15,640     15,300
  Accrued sales taxes ....................................     3,393      4,489
  Accrued insurance ......................................     5,561      6,436
  Accrued store closing costs ............................     7,955      7,478
  Other accrued expenses .................................     5,310      7,365
  Income taxes ...........................................                4,132
  Current portion of capital leases ......................     2,239      2,157
                                                            --------   --------
    TOTAL CURRENT LIABILITIES ............................    85,528     92,762

LONG-TERM DEBT ...........................................    41,500     41,500
LONG-TERM PORTION OF CAPITAL LEASES ......................     2,954      2,258
DEFERRED INCOME ..........................................       212         91
DEFERRED INCOME TAXES ....................................     6,695      6,417

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 5,000 shares;
    none issued and outstanding
  Common stock, $.01 par value; authorized 60,000 shares;
    issued and outstanding 45,371 and
    45,470 shares, respectively ..........................       454        455
  Additional paid-in capital .............................   117,626    118,403
  Retained earnings ......................................   148,607    158,472
                                                            --------   --------
    TOTAL STOCKHOLDERS' EQUITY ...........................   266,687    277,330
                                                            --------   --------
                                                            $403,576   $420,358
                                                            ========   ========


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                         SIXTEEN WEEKS ENDED
                                        ----------------------
                                        APRIL 23,    APRIL 22,
                                         1997          1998
                                        --------     --------
            (in thousands, except per share amounts)

RESTAURANT SALES .................     $240,741      $256,829

RESTAURANT COSTS:
  Food costs .....................       83,779        84,556
  Labor costs ....................       73,801        78,511
  Direct and occupancy costs .....       58,951        59,872
                                       --------      --------
    Total restaurant costs .......      216,531       222,939
                                       --------      --------

RESTAURANT PROFITS ...............       24,210        33,890

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES .........       13,270        17,893
OTHER SITE CLOSING COSTS..........                        200
                                       --------       -------
                                         10,940        15,797

OTHER (EXPENSE) INCOME ...........         (485)          244
                                       --------       -------

EARNINGS BEFORE INCOME TAXES .....       10,455        16,041
INCOME TAXES .....................        4,080         6,176
                                       --------       -------

NET EARNINGS .....................     $  6,375       $ 9,865
                                       ========       =======

EARNINGS PER SHARE:
  Basic...........................         $.14          $.22
                                       ========       =======
  Diluted.........................         $.14          $.21
                                       ========       =======

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
  Basic...........................       45,191        45,399
  Diluted.........................       45,440        49,572


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIXTEEN WEEKS ENDED
                                                           ---------------------
                                                           APRIL 23,   APRIL 22,
                                                            1997         1998
                                                           --------    --------
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ........................................    $ 6,375     $ 9,865
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation and amortization ......................     12,316      12,744
    Impairment of assets and site closing costs ........                    200
    Tax benefit from early disposition of common stock .        120         125
    Deferred income ....................................       (121)       (121)
    Deferred income taxes ..............................        874        (410)
  Changes in assets and liabilities:
       Inventory .......................................       (225)        918
       Other current assets ............................      3,283        (889)
       Refundable income taxes .........................                  1,313
       Other assets ....................................        (29)         39
       Accounts payable ................................     (2,881)     (2,337)
       Accrued payroll and related benefits ............        406       2,312
       Accrued store closing costs .....................       (459)       (677)
       Other accrued expenses ..........................      2,008       3,686
       Income taxes currently payable ..................      2,191       4,132
                                                            -------     -------

         Total adjustments .............................     17,483      21,035
                                                            -------     -------

         Net cash provided by operating activities .....     23,858      30,900

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ..............................    (18,784)    (13,509)
     Cash received from landlords ......................        574         176
                                                            -------     -------
         Net cash used in investing activities .........    (18,210)    (13,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of capital leases ........................       (551)       (778)
     Proceeds from exercise of employees' stock options         184         653
     Net cash used in financing activities .............       (367)       (125)
                                                            -------     -------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............      5,281      17,442

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........     10,772      43,030
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............    $16,053     $60,472
                                                            =======     =======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest (net of capitalized interest of $81 and
     $99 in 1997 and 1998, respectively) ...............    $   334     $   285
     Income taxes ......................................        895       1,016



                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of April 22, 1998 and the results of operations and cash flows for the sixteen weeks ended April 23, 1997 and April 22, 1998.

2. These statements should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 10 of this quarterly report.

3. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the period presented, comprehensive income is the same as net earnings.

4. On May 11, 1998, the Company reached an agreement in principle to purchase 11 Country Harvest Buffet restaurants from Country Harvest Buffet Restaurants, Inc. of Seattle, Washington. The transaction is expected to become effective on or about July 2, 1998, subject to the satisfaction of certain conditions, including the approval of the Federal Bankruptcy Court overseeing the Chapter 11 bankruptcy proceedings involving Country Harvest.

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

RESULTS OF OPERATIONS

SIXTEEN WEEKS ENDED APRIL 22, 1998
----------------------------------

RESTAURANT SALES. Restaurant sales of $256.8 million during the first sixteen weeks of 1998 represented a 6.7% increase over sales of $240.7 million for the comparable period of 1997, due to sales generated by new restaurants and comparable restaurant sales increased by 3.0%. Six new restaurants opened and two restaurants (previously reserved for) closed in the first quarter of 1998, bringing the total number of Company-owned restaurants to 364 at the end of the quarter (245 Old Country Buffets(R), 113 HomeTown Buffets(R), four The Original Roadhouse GrillsSM, one PIZZAPLAYSM and one Country Roadhouse Buffet & GrillSM), compared to 355 restaurants open at the end of the comparable 1997 period. Average weekly sales per restaurant for the first sixteen weeks of 1998 increased 3.0% to $44,386 from $43,089 in the comparable period of 1997. New restaurants opened during the quarter generated average weekly sales of $66,334, well above the Company average. Comparable sales per restaurant were up 3.0% for the comparable periods. The Company's price increases have been close to the inflation rate.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs decreased to 86.8% for the first sixteen weeks of 1998 from 90.0% for the first sixteen weeks of 1997. Food costs as a percentage of restaurant sales decreased to 32.9% from 34.8%, primarily due to decreases in various grocery and meat products. Labor costs were substantially unchanged at 30.6% in 1998 and 30.7% in 1997. Direct and occupancy costs decreased as a percentage of sales to 23.3% in 1998 from 24.5% in 1997, due to decreases in utilities, repair and maintenance, and various other restaurant costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales, inclusive of marketing, increased to 7.0% in the first sixteen weeks of 1998 from 5.5% in the first sixteen weeks of 1997. Such expenses in absolute terms were higher at $17.9 million for the first sixteen weeks of 1998 from $13.3 million in the comparable period of 1997, primarily as a result of increases in advertising in 1998 compared to the first quarter of 1997 with no marketing campaign. Advertising costs as a percentage of restaurant sales were 1.7% in 1998 compared to .5% in 1997. The Company is anticipating doubling its marketing spending in 1998 versus the prior year, to approximately $18.0 million which includes the development of four new television commercials which started airing in March of 1998.

INCOME TAXES. Income taxes were 38.5% of earnings before taxes for the 1998 quarter and 39.0% in the 1997 quarter.

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

   The Company currently has an unsecured revolving line of credit of up to $50 million with interest payable at the option of the Company, at the applicable "eurodollar rate", "certificate of deposit rate", or the "reference rate" of the bank at the time of the advance. The Company is also required to pay a commitment fee equal to 1/4 of 1% per annum of the unused balance, payable quarterly in arrears. On July 1, 1999, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2002. As of April 22, 1998, the Company had no borrowings outstanding under this credit line.

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

   The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open a total of approximately 25 new restaurants and convert three restaurants, principally from Old Country Buffets to HomeTown Buffets, during 1998, with six new restaurants already opened and one conversions completed at April 22, 1998.

   On May 12, 1998, the Company authorized the expenditure of up to $40 million for the purchase of outstanding shares of the Company's common stock, to be effected from time to time in transactions on the Nasdaq National Market or otherwise. To date, no such transactions have transpired, and there is currently no certainty that such purchases will occur, or at what level.

   The Company has reached an agreement in principle to purchase 11 Country Harvest BuffetSM restaurants. The Company may remodel the restaurants to another restaurant concept at a cost which is not currently estimable. The Company also expects to spend an aggregate of approximately $45 to $50 million during 1998 on its restaurants being opened in 1998, depending on the level of contributions obtained from landlords for leasehold improvements and the amount of land purchased for freestanding buildings. The Company anticipates that, as it further pursues the development of freestanding locations, the cost per location and related cash requirements will increase substantially over prior years and that these costs will not be offset by landlord contributions that typically have been associated with strip mall locations. The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. The Company estimates that approximately 50% of 1998 new locations will be freestanding units, and of the freestanding restaurants virtually all will be ground leased rather than owned. Sources of capital for restaurant development projects are anticipated to be funds provided by operations, credit received from trade suppliers, landlord contributions to leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations, purchase shares of the Company's common stock and the additional restaurants and restaurant conversions included in the Company's restaurant development plans for at least through fiscal 1998 and fiscal 1999, subject to the factors described below in the section captioned "Forward-looking Information." In order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate.

NON-PERFORMING RESTAURANTS
    The Company evaluates impairment of individual restaurants whenever events or changes in circumstances indicate the carrying amount of a restaurant may not be recoverable. If individual restaurant sales during the year do not meet management's expectations, it is reasonably possible although not currently quantifiable that the Company will incur impairment charges. The Company has reviewed all underperforming locations and is considering options for these locations including expanding advertising or conversion to a different brand or concept.

ACCOUNTING PRONOUNCEMENT
    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The adoption of SFAS No. 131 will result in the Company continuing to operating in one segment, the casual dining restaurant segment.

FORWARD-LOOKING INFORMATION
    Certain statements in this Quarterly Report (which are summarized below) and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward-looking statements." All forward-looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward-looking statements.

    The ability of the Company to open new restaurants, and the allocation of new restaurants among the Company's currently available and future concepts, depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain a sufficient number of qualified restaurant managers, the comparative potential return and risk associated with the particular restaurant concept, and the availability of capital. The proportion of new restaurants that will be freestanding units, either owned or leased, rather than in-line mall locations will depend upon the availability and cost of suitable mall locations. The costs of restaurant development and conversion will depend upon the level of contributions from landlords for leasehold improvements, the actual number of freestanding sites utilized in such development and whether such sites involve land purchases, the cost of building supplies and general construction risks and costs. The ultimate level of television advertising expenditures in 1998 will be contingent upon the effectiveness of the commercials, the availability and cost of advertising air time, and changes in the Company's marketing priorities. The Company's ability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and food supply costs, may impact whether the Company has sufficient cash resources to fund its restaurant development and conversion plans for 1998 and early 1999 and purchase outstanding shares of the Company's stock. The prospect of future restaurant conversions is contingent upon the costs of the conversions, the financial return anticipated with such conversion, and the availability of viable alternative concepts. The Company periodically reviews the operating results of individual restaurants to determine if impairment charges on underperforming assets are necessary, and the need for restaurant closings, and it is reasonable to expect that such actions will be required from time to time in the future. There is no certainty that currently available sources of cash will remain available to the Company over time.

    Other factors that could cause actual results of the Company to differ materially from those contained in any such forward-looking statements include general economic conditions, the actions of existing and future competitors, weather factors, the success of conversions, unforseen health and safety developments regarding restaurant operations, and regulatory constraints. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

          None

 Item 3.  Defaults upon Senior Securities

          None

 Item 4.  Submission of Matters to a Vote of Security Holders

          None

 Item 5.  Other Information

          None

 Item 6.  Exhibits and reports on Form 8-K
       a) Exhibits
          3(a)   Composite Amended and Restated Articles of Incorporation (1)
          3(b)   By-laws of the Company (2)
          4(a)   Form of Rights Agreement, dated as of October 24, 1995 between the Company and the American Stock Transfer and Trust Company,
                 as Rights Agent (3)
          27     Financial Data Schedule


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


                                  BUFFETS, INC.
                                  (Registrant)



Date:     June 4, 1998





                                /s/ Roe H. Hatlen
                                -----------------------------
                                Roe H. Hatlen
                                Chairman of the Board and
                                Chief Executive Officer
                                (Principal Executive Officer)



                                /s/ Clark C. Grant
                                -----------------------------
                                Clark C. Grant
                                Senior Vice President of
                                Finance and Treasurer
                                (Principal Financial
                                Officer)

                                  EXHIBIT INDEX


       Exhibits                                           Page

3(a)   Composite Amended and Restated Articles
       of Incorporation........................... Incorporated by Reference

3(b)   By-laws of the Company..................... Incorporated by Reference

4(a)   Form of Rights Agreement, dated as of
       October 24, 1995 between the Company
       and the American Stock Transfer and Trust
       Company, as Rights Agent................... Incorporated by Reference

27     Financial Data Schedule ................... Filed Electronically


--------------------