Form 10-Q
period 1998-07-15
BUFFETS INC
filed 1998-08-06
CIK 750274

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For Quarter Ended:                                 Commission File Number
  July 15, 1998                                           0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

    Minnesota                                          41-1462294
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


              YES  X                                      NO
                  ----                                      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                OUTSTANDING AS OF AUGUST 3,1998
        -----                                -------------------------------
Common Stock, $.01 par value                         45,686,215 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        PAGE NO.
                                                                        --------

 PART I.     FINANCIAL INFORMATION

 Item 1.     Consolidated Financial Statements:

             Consolidated Balance Sheets-
             December 31, 1997 and July 15, 1998............................. 3

             Consolidated  Statements of Operations-  Twenty-Eight Weeks
             ended July 16, 1997 and July 15, 1998 and Twelve Weeks ended
             July 16, 1997 and July 15, 1998 ................................ 4

             Consolidated Statements of Cash Flows-
             Twenty-Eight Weeks ended July 16, 1997
             and July 15, 1998............................................... 5

             Notes to Consolidated Financial Statement ...................... 6

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................ 7

 PART II.    OTHER INFORMATION ..............................................12

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    DECEMBER 31,   JULY 15,
                                                                       1997         1998
                                                                    ------------   --------

                    (in thousands, except par value amounts)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................................  $ 43,030      $ 79,977
  Receivable from landlords .......................................     1,430         1,358
  Inventory  ......................................................     4,934         3,971
  Prepaid rents....................................................                   2,133
  Other current assets ............................................     1,986         1,793
  Refundable income taxes..........................................     1,313
  Deferred income taxes ...........................................    12,418        12,762
                                                                     --------      --------
      TOTAL CURRENT ASSETS ........................................    65,111       101,994

PROPERTY AND EQUIPMENT:
   Land............................................................    15,688        15,688
   Building........................................................    31,773        32,460
   Equipment ......................................................   246,006       256,457
   Leasehold improvements .........................................   203,874       212,932
                                                                     --------      --------
                                                                      497,341       517,537
   Less accumulated depreciation and amortization .................   166,694       187,701
                                                                     --------      --------
                                                                      330,647       329,836
GOODWILL, net of accumulated amortization of $1,965 and
   $2,161, respectively ...........................................     5,624         8,958
OTHER ASSETS ......................................................     2,194         1,914
                                                                     --------      --------
                                                                     $403,576      $442,702
                                                                     ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...............................................  $ 29,910      $ 28,474
   Accrued payroll and related benefits ...........................    15,520        17,690
   Accrued rents ..................................................    15,640        16,161
   Accrued sales taxes ............................................     3,393         5,224
   Accrued insurance...............................................     5,561         6,429
   Accrued store closing costs.....................................     7,955         7,664
   Other accrued expenses .........................................     5,310         7,213
   Income taxes payable............................................                  10,729
   Current portion of capital leases...............................     2,239         2,087
                                                                     --------      --------
      TOTAL CURRENT LIABILITIES ...................................    85,528       101,671

LONG-TERM DEBT ....................................................    41,500        41,500
LONG-TERM PORTION OF CAPITAL LEASES................................     2,954         1,772
DEFERRED INCOME ...................................................       212
DEFERRED INCOME TAXES .............................................     6,695         6,522

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized 5,000 shares;
      none issued and outstanding
   Common stock, $.01 par value; authorized 60,000 shares;
      issued and outstanding 45,371 and
      45,683 shares, respectively .................................       454           457
   Additional paid-in capital .....................................   117,626       120,714
   Retained earnings ..............................................   148,607       170,066
                                                                     --------      --------
      TOTAL STOCKHOLDERS' EQUITY ..................................   266,687       291,237
                                                                     --------      --------
                                                                     $403,576      $442,702
                                                                     ========      ========


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                       TWENTY-EIGHT WEEKS ENDED       TWELVE WEEKS ENDED
                                         JULY 16,      JULY 15,     JULY 16,      JULY 15,
                                           1997          1998         1997          1998
                                         --------      --------     --------      -------
                                              (in thousands, except per share amount)
RESTAURANT SALES.......................  $431,277     $461,408      $190,536      $204,579

RESTAURANT COSTS:
         Food costs ...................   147,531      150,029        63,752        65,473
         Labor costs ..................   129,913      138,689        56,112        60,178
         Direct and occupancy costs ...   104,719      106,838        45,768        46,966
                                         --------     --------      --------      --------
         Total restaurant costs .......   382,163      395,556       165,632       172,617
                                         --------     --------      --------      --------

RESTAURANT PROFITS ....................    49,114       65,852        24,904        31,962

SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES ......    24,111       31,455        10,841        13,562
OTHER SITE CLOSING COSTS ..............                    200
                                         --------     --------      --------      --------
                                           25,003       34,197        14,063        18,400

OTHER (EXPENSE) INCOME ................      (632)         697          (147)          453
                                         --------     --------      --------      --------
EARNINGS BEFORE INCOME TAXES ..........    24,371       34,894        13,916        18,853

INCOME TAXES ..........................     9,504       13,435         5,424         7,259
                                         --------     --------      --------      --------

NET EARNINGS ..........................  $ 14,867     $ 21,459      $  8,492      $ 11,594
                                         ========     ========      ========      ========


EARNINGS PER SHARE:
         Basic.........................      $.33         $.47          $.19          $.25
                                         ========     ========      ========      ========
         Diluted.......................      $.32         $.45          $.18          $.24
                                         ========     ========      ========      ========

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
         Basic.........................    45,203       45,471        45,219        45,567
         Diluted.......................    49,028       49,972        49,070        50,506


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        TWENTY-EIGHT WEEKS ENDED
                                                                          JULY 16,     JULY 15,
                                                                            1997         1998
                                                                          -------      -------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings ...............................................   $14,867     $21,459
            Adjustments to reconcile net earnings
               to net cash provided by operating activities:
              Depreciation and amortization ............................    21,735      22,499
              Impairment of assets and site closing costs...............                   200
              Tax benefit from early disposition of
                 common stock...........................................       143         557
              Deferred income...........................................      (212)       (212)
              Deferred income taxes ....................................       212        (517)
              Changes in assets and liabilities net of acquisitions:
                 Inventory .............................................      (379)      1,036
                 Other current assets ..................................     2,072      (1,940)
                 Refundable income taxes................................                 1,313
                 Other assets ..........................................        (2)         95
                 Accounts payable ......................................    (2,870)     (1,669)
                 Accrued payroll and related benefits ..................     1,893       2,170
                 Accrued store closing costs............................      (840)       (291)
                 Other accrued expenses ................................     4,215       5,106
                 Income taxes payable ..................................     5,855      10,729
                                                                           -------     -------

                 Total adjustments .....................................    31,822      39,076
                                                                           -------     -------

                 Net cash provided by operating activities..............    46,689      60,535

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures, net of retirements ...................   (29,571)    (20,358)
            Purchase of eleven restaurants..............................                (5,557)
            Cash received from landlords ...............................     2,409       1,127
                                                                           -------     -------

                 Net cash used in investing activities .................   (27,162)    (24,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from exercise of employee stock options............       198       2,534
            Payments on capital leases..................................    (1,098)     (1,334)
                                                                           -------     -------

                 Net cash (used in) provided by
                  financing activities .................................      (900)      1,200
                                                                           -------     -------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................    18,627      36,947

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........................    10,772      43,030
                                                                           -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................   $29,399     $79,977
                                                                           =======     =======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
            Interest (net of capitalized interest of $142
            and $149 in 1997 and 1998, respectively)....................   $ 1,922     $ 1,846
            Income taxes ...............................................     3,294       1,353

                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of July 15, 1998 and the results of operations for the twelve weeks ended July 16, 1997 and July 15, 1998 and the results of operations and cash flows for the twenty-eight weeks ended July 16, 1997 and July 15, 1998.

2. These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 12 of this quarterly report.

3. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the periods presented, comprehensive income is the same as net earnings.

4. On May 11, 1998, the Company reached an agreement in principle to purchase 11 Country Harvest Buffet restaurants from Country Harvest Buffet Restaurants, Inc. of Seattle, Washington. The transaction closed on June 29, 1998, and became effective on June 30, 1998.

5. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share assumes conversion of convertible subordinated notes as of the beginning of the year and exercise of stock options using the treasury stock method, if dilutive. The following is a reconciliation of the numerators and denominators used to calculate diluted earnings per share:

                                    Twenty-Eight   Twenty-Eight    Twelve       Twelve
                                    Weeks Ended    Weeks Ended   Weeks Ended  Weeks Ended
                                      July 16,       July 15,      July 16,     July 15,
                                       1997           1998          1997          1998
                                    -----------    ------------  -----------  -----------
Net earnings .....................     $14,867         $21,459       $ 8,492     $11,594
Interest on convertible
 subordinated notes (after tax)...         954             962           409         412
                                       -------         -------       -------     -------

Income available to common
 shareholders and assumed
 conversion ......................     $15,821         $22,421       $ 8,901     $12,006
                                       =======         =======       =======     =======

Weighted average common
 shares outstanding...............      45,203          45,471        45,219      45,567
Dilutive effect of:
 Convertible subordinated notes...       3,556           3,556         3,556       3,556
 Stock options....................         269             945           295       1,383
                                       -------        --------       -------     -------
Common shares assuming dilution...      49,028          49,972        49,070      50,506
                                       =======        ========       =======     =======

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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED JULY 15, 1998
--------------------------------

RESTAURANT SALES. Restaurant sales of $204.6 million during the second quarter of 1998 represented a 7.4% increase over sales of $190.5 million for the comparable period of 1997, primarily due to sales generated by new restaurants, and a comparable restaurant sales increase of 2.5%. One new restaurant opened in the second quarter of 1998 compared to two during the second quarter of 1997, bringing the total number of Company-owned restaurants to 376 at the end of the quarter, including the acquisition of eleven Country Harvest restaurants, (246 Old Country Buffet, 113 HomeTown Buffet, 4 Original Roadhouse Grill, 11 Country Harvest, 1 PIZZAPLAY, and 1 Country Roadhouse Buffet & Grill), compared to 357 restaurants open at the end of the second quarter of 1997. Average weekly sales per restaurant for the second quarter of 1998 increased 2.2% to $46,532 from $45,543 in the comparable period of 1997. The seven new restaurants opened during 1998 generated average weekly sales of $55,686 during the second quarter. The Company's price increases have been close to the inflation rate.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs decreased to 84.4% for the second quarter of 1998 from 86.9% for the second quarter of 1997. Food costs as a percentage of restaurant sales decreased to 32.0% from 33.5%, due primarily to a reduction in the cost of various meat products; and labor costs remained constant at 29.4%. Direct and occupancy costs decreased as a percentage of restaurant sales to 23.0% in 1998 from 24.0% in 1997, due to decreases in various restaurant costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales increased to 6.6% in the second quarter of 1998 from 5.7% in the second quarter of 1997. Such expenses in absolute terms increased 25.1% to $13.6 million for the second quarter of 1998 from $10.8 million for the comparable period of 1997, primarily due to a increase in advertising expense in the 1998 quarter. The Company is anticipating doubling its marketing spending in 1998 versus the prior year, to approximately $18.0 million which includes the development of four new television commercials which started airing in March of 1998.

INCOME TAXES. Income taxes were 38.5% of earnings before income taxes for the 1998 quarter and 39.0% in the 1997 quarter.

TWENTY-EIGHT WEEKS ENDED JULY 15, 1998
--------------------------------------

RESTAURANT SALES. For the first twenty-eight weeks of 1998, restaurant sales increased 7.0% to $461.4 million from $431.3 million in 1997, primarily due to sales generated by new restaurants, and comparable sales increased by 2.8%.
Seven new restaurants opened in the first half of 1998, compared to 12 new restaurants opened in the first half of 1997. The average weekly sales per restaurant in the 1998 period increased by 2.7% to $45,312 from $44,139 in 1997.

RESTAURANT COSTS. Restaurant costs for the first twenty-eight weeks in 1998 increased to $395.6 million from $382.2 million in 1997. As a percentage of restaurant sales, the 1998 period costs were 85.7% and the 1997 period costs were 88.6%. Food costs decreased to 32.5% from 34.2% for the comparable periods; and labor costs remained constant at 30.1%. Direct and occupancy costs decreased to 23.1% in the first twenty-eight weeks of 1998 from 24.3% in the comparable period in 1997, due to decreases in various restaurant costs including janitorial and repair and maintenance expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the first twenty-eight weeks of 1998, selling, general and administrative expenses increased to $31.5 million from $24.1 million in 1997. This increase was primarily due to a increase in advertising expense in 1998. As a percentage of sales, selling, general and administrative expenses increased to 6.8% in the 1998 period from 5.6% in the 1997 period. This increase was attributable to higher advertising costs, which for the first twenty-eight weeks of 1998 were 1.9% of restaurant sales compared to .7% in the comparable 1997 period.

INCOME TAXES. Income taxes were 38.5% of earnings before income taxes for the 1998 period and 39.0% for the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES
       The Company's restaurants generate cash immediately through sales. New restaurants are generally profitable shortly after opening. The Company does not have significant assets in the form of trade receivables or inventory, and often receives several weeks of trade credit from food and supply purveyors; therefore, the Company's operations generate substantial cash which is available to fund new restaurants. The investment of cash flow from operations in restaurant property and equipment may result in a "working capital deficit" (current liabilities exceeding current assets) which, to a considerable extent, represents interest-free financing from trade creditors that the Company intends to continue to utilize.

       The Company currently has an unsecured revolving line of credit of up to $50 million with interest payable at the option of the Company, at the applicable "eurodollar rate", "certificate of deposit rate", or the "reference rate" of the bank at the time of the advance. The Company is also required to pay a commitment fee equal to 1/4 of 1% per annum of the unused balance, payable quarterly in arrears. On July 1, 1999, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2002. As of July 15, 1998, the Company had no borrowings outstanding under this credit line.

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

     The Company continues to require substantial amounts of capital to fund its growth. On June 30, 1998 the Company completed the acquisition of eleven Country Harvest restaurants from Country Harvest Buffet Restaurants, Inc. The Company anticipates that most of these restaurants will be converted to one of the Company's other existing restaurant concepts.

     The Company currently expects to open an additional 12 to 14 new restaurants in 1998 and convert two restaurants, principally from Old Country Buffets to Country Roadhouse Buffet and Grills, with nine new restaurants already opened (excluding the Country Harvest acquisitions) and one conversion completed on August 5, 1998.

     On May 12, 1998, the Company's Board of Directors authorized the expenditure of up to $40 million for the purchase of outstanding shares of the Company's common stock, to be effected from time to time in transactions on the Nasdaq National Market or otherwise. To date, no such transactions have transpired, and there is currently no certainty that such purchases will occur, or at what level.

     The Company expects to spend an aggregate of approximately $40 to $45 million during 1998 on its restaurants being opened in 1998 depending on the level of contributions obtained from landlords for leasehold improvements and the amount of land purchased for freestanding buildings, and the start of construction at a new corporate office located in Eagan, Minnesota. It will also incur costs in remodeling and converting the 11 acquired Country Harvest Restaurants, although those costs are not currently estimable. The Company anticipates that, as it further pursues the development of freestanding locations, the cost per location and related cash requirements will increase substantially over prior years and that these costs will not be offset by landlord contributions that typically have been associated with strip mall locations. The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. The Company estimates that approximately 50% of 1998 new locations will be freestanding units, and of the freestanding restaurants virtually all will be ground leased rather than owned. Sources of capital for restaurant development projects are anticipated to be funds provided by operations, credit received from trade suppliers, landlord contributions to leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations, purchase shares of the Company's common stock and the additional restaurants and restaurant conversions included in the Company's restaurant development plans for at least through fiscal 1998 and fiscal 1999, subject to the factors described below in the section captioned "Forward-looking Information." In order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate.

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

YEAR 2000 COMPLIANCE
        All major internal information systems have been replaced due to the Company's growth in the last four years. Year 2000 issues were addressed when selecting and implementing these systems. All hardware, software, phone and security systems have been reviewed for year 2000 compliance. The Company will continue to invest in technology to accommodate the Company's future growth. Compliance with year 2000 is a byproduct of these upgrades.

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

        The ultimate level of television advertising expenditures in 1998 will be contingent upon the effectiveness of the commercials, the availability and cost of advertising air time, and changes in the Company's marketing priorities. The Company's ability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and food supply costs, may impact whether the Company has sufficient cash resources to fund its restaurant and corporate office development and restaurant conversion plans for 1998 and early 1999 and purchase outstanding shares of the Company's stock. The prospect of future restaurant conversions is contingent upon the costs of the conversions, the financial return anticipated with such conversions, and the availability of viable alternative concepts. The Company periodically reviews the operating results of individual restaurants to determine if impairment charges on underperforming assets are necessary, and the need for restaurant closings, and it is reasonable to expect that such actions will be required from time to time in the future. There is no certainty that currently available sources of cash will remain available to the Company over time.

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


PART II.       OTHER INFORMATION

 Item 1.            Legal Proceedings IN RE BUFFETS, INC. SECURITIES LITIGATION,
               United States District Court for the District of Minnesota, Master No. 3-94-1447. This action is a consolidation of four separate lawsuits. The first lawsuit was commenced by ZSA Asset Allocation Fund and ZSA Equity Fund on or about November 7, 1994. Three other substantially similar actions were filed shortly thereafter by alleged shareholders Marc Kushner, Trustee for Service Lamp Corp. Profit Sharing Plan, Jerrine Fernandes, and John J. Nuttall. By Pretrial Order No. 1, entered in early January 1995, the District Court ordered that the four lawsuits be consolidated into the single pending action and that plaintiffs serve and file a Consolidated Amended

               Class Action Complaint (the "Complaint"), which was served on or about January 31, 1995. The Court ordered the dismissal of the Complaint upon motion by the defendants, but granted plaintiffs leave to replead. Plaintiffs filed their Second Amended, Consolidated Class Action Complaint (the "Second Complaint") on December 11, 1995. Defendants moved to dismiss the Second Complaint. On September 11, 1996, the District Court dismissed the Second Complaint without prejudice, with leave to plaintiffs to replead. On November 8, 1996, plaintiffs filed their Third Amended, Consolidated Class Action Complaint (the "Third Complaint"). Defendants moved to dismiss the Third Complaint. By Memorandum Opinion and Order filed on January 6, 1998, the District Court denied defendants' motion to dismiss the plaintiff's Corrected, Third Amended, Consolidated Class Action Complaint.

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

               None

 Item 3.       Defaults upon Senior Securities

               None

 Item 4.       Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Shareholders of the Company was held on May 12, 1998. At the meeting the number of directors of the Company was set at six, six directors were elected, the two stock option matters were approved and the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current year was approved, by the following votes:

               ELECTION OF DIRECTORS       FOR        WITHHOLD    NONVOTES
               ---------------------    ----------    --------    --------
               Walter R. Barry, Jr.     40,006,854    250,069        0
               Marvin W. Goldstein      40,006,364    250,559        0
               Roe H. Hatlen            40,007,854    249,069        0
               Alan S. McDowell         40,007,464    249,459        0
               C. Dennis Scott          40,007,689    249,234        0
               Michael T. Sweeney       40,006,864    250,059        0

                                        FOR         AGAINST   ABSTAIN   NONVOTES
                                     ----------   ----------  -------   --------
               Amending the Buffets, 30,090,251   10,095,528   71,143      1
               Inc. 1995 Stock
               Option Plan

                                        FOR         AGAINST   ABSTAIN   NONVOTES
                                     ----------    ---------  -------   --------
               Approval of Buffets,  36,961,005    3,144,838   51,079      1
               Inc. Non-Employee
               Director Stock Option
               Plan

                                        FOR         AGAINST   ABSTAIN   NONVOTES
                                     ----------     -------   -------   --------
               Approval of auditors  40,175,354      33,875    47,694      0

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


           b)  Reports on 8-K

               None




(1) Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 dated June 2, 1993 (Registration No. 33- 63694).
(2) Incorporated by reference to Exhibit 3(b) to Annual Report on Form 10-K for the fiscal year ended December 29, 1993.
(3) Incorporated by reference to Exhibit 1 to Report on Form 8-K dated October 24, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BUFFETS, INC.
                                          (Registrant)


August 6, 1998
                                          /S/ ROE H. HATLEN
                                          --------------------------------------
                                          Roe H. Hatlen
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                           /S/ CLARK C. GRANT
                                          --------------------------------------
                                          Clark C. Grant
                                          Executive Vice President of
                                          Finance and Administration
                                          and Treasurer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX


       EXHIBITS                                                 PAGE

       3(a)       Composite Amended and Restated
                  Articles of Incorporation............Incorporated by Reference

       3(b)       By-laws of the Company...............Incorporated by Reference

       4(a)       Form of Rights Agreement, dated as of
                  October 24, 1995 between the Company
                  and the American Stock Transfer and
                  Trust Company, as Rights Agent.......Incorporated by Reference

       27         Financial Data Schedule..............Filed Electronically