Form 10-Q
period 1998-10-07
BUFFETS INC
filed 1998-11-13
CIK 750274

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For Quarter Ended:                              Commission File Number
 October 7, 1998                                       0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

       Minnesota                                      41-1462294
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

        Class                                 Outstanding as of November 9,1998
Common Stock, $.01 par value                           44,997,364 shares

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

                  Consolidated Balance Sheets-
                  December 31, 1997 and October 7, 1998 ................... 3

                  Consolidated  Statements  of  Operations-
                  Forty  Weeks  ended October 8, 1997 and
                  October 7, 1998 and  Twelve  Weeks  ended
                  October 8, 1997 and October 7, 1998 ......................4

                  Consolidated Statements of Cash Flows-
                  Forty Weeks ended October 8, 1997
                  and October 7, 1998 ..................................... 5

                  Notes to Consolidated Financial
                  Statements .............................................. 6

 Item 2.          Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations .............................................. 7

 PART II.         OTHER INFORMATION ....................................... 14

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             DECEMBER 31,   OCTOBER 7,
                                                                1997          1998
                                                             ------------   ----------
                    (in thousands, except par value amounts)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ................................ $ 43,030      $86,468
    Receivable from landlords ................................    1,430        1,310
    Inventory.................................................    4,934        3,959
    Prepaid rents.............................................                 2,207
    Other current assets......................................    1,986        1,834
    Refundable income taxes...................................    1,313        5,774
    Deferred income taxes.....................................   12,418       14,037
                                                               --------      -------
       TOTAL CURRENT ASSETS...................................   65,111      115,589

PROPERTY AND EQUIPMENT:
    Land......................................................   15,688       15,690
    Buildings.................................................   31,773       32,735
    Equipment.................................................  246,006      260,511
    Leasehold improvements....................................  203,874      218,585
                                                               --------     --------
                                                                497,341      527,521
    Less accumulated depreciation and amortization............  166,694      195,984
                                                               --------     --------
                                                                330,647      331,537

GOODWILL, net of accumulated amortization of $1,965 and
    $2,099, respectively......................................    5,624        8,824
OTHER ASSETS..................................................    2,194        1,882
                                                               --------     --------
                                                               $403,576     $457,832
                                                               ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.........................................  $ 29,910     $ 29,351
    Accrued payroll and related benefits.....................    15,520       18,502
    Accrued rents............................................    15,640       17,174
    Accrued sales taxes......................................     3,393        4,769
    Accrued insurance........................................     5,561        6,861
    Accrued store closing costs..............................     7,955        6,482
    Other accrued expenses...................................     5,310        8,105
    Current portion of capital leases........................     2,239        2,001
                                                               --------     --------
       TOTAL CURRENT LIABILITIES.............................    85,528       93,245

LONG-TERM DEBT...............................................    41,500       41,500
LONG-TERM PORTION OF CAPITAL LEASES..........................     2,954        1,336
DEFERRED INCOME..............................................       212
DEFERRED INCOME TAXES........................................     6,695       29,880

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized 5,000
     shares; none issued and outstanding
    Common stock, $.01 par value; authorized 60,000
     shares; issued and outstanding 45,371 and
     44,988 shares, respectively.............................       454          450
    Additional paid-in capital...............................   117,626      119,395
    Retained earnings........................................   148,607      172,026
                                                               --------     --------
       TOTAL STOCKHOLDERS' EQUITY ...........................   266,687      291,871
                                                               --------     --------
                                                               $403,576     $457,832
                                                               ========     ========


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                          FORTY WEEKS ENDED       TWELVE WEEKS ENDED
                                        ----------------------   ---------------------
                                        OCTOBER 8,  OCTOBER 7,   OCTOBER 8,  OCTOBER 7,
                                           1997       1998         1997        1998
                                        ----------  ---------    ---------   ---------
                                          (in thousands, except per share amounts)

RESTAURANT SALES .....................   $625,422    $668,536    $194,145    $207,128
RESTAURANT COSTS:
   Food costs ........................    212,609     215,511      65,078      65,482
   Labor costs .......................    186,325     201,353      56,412      62,664
   Direct and occupancy costs ........    151,867     154,741      47,148      47,903
                                         --------    --------    --------    --------
     Total restaurant costs ..........    550,801     571,605     168,638     176,049
                                         --------    --------    --------    --------

RESTAURANT PROFITS ...................     74,621      96,931      25,507      31,079

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ...........     36,301      46,472      12,190      15,017
OTHER SITE CLOSING COSTS..............                    200
                                         --------    --------    --------    --------
                                           38,320      50,259      13,317      16,062

OTHER (EXPENSE) INCOME, NET...........       (533)      1,395          99         698
                                         --------    --------    --------    --------
EARNINGS BEFORE INCOME TAXES..........     37,787      51,654      13,416      16,760

INCOME TAXES..........................     14,740      19,760       5,236       6,325
                                         --------    --------    --------    --------

NET EARNINGS..........................   $ 23,047    $ 31,894    $  8,180    $ 10,435
                                         ========    ========    ========    ========

EARNINGS PER SHARE:
   Basic..............................       $.51        $.70        $.18        $.23
                                         ========    ========    ========    ========
   Diluted............................       $.50        $.67        $.18        $.22
                                         ========    ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
   Basic..............................     45,225      45,448      45,276      45,393
   Diluted............................     49,133      49,977      49,380      49,987




                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            FORTY WEEKS ENDED
                                                          ---------------------
                                                          OCTOBER 8,  OCTOBER 7,
                                                            1997        1998
                                                          ---------   ---------
                                                              (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ..........................................  $23,047    $31,894
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation and amortization ......................   31,575     32,198
      Impairment of assets and site closing costs.........                 200
      Tax benefit from early disposition of common stock..      263        841
      Deferred income.....................................     (103)      (212)
      Deferred income taxes ..............................    1,162     21,566
      Changes in assets and liabilities:
         Inventory .......................................     (308)     1,048
         Other current assets ............................    1,993     (2,055)
         Refundable income taxes..........................              (4,461)
         Other assets.....................................      (45)       432
         Accounts payable ................................   (2,621)      (792)
         Accrued payroll and related benefits ............      867      2,982
         Accrued store closing costs......................   (1,242)    (1,473)
         Other accrued expenses ..........................    5,308      6,988
         Income taxes payable ............................    2,575
                                                            -------    -------

            Total adjustments ............................   39,424     57,262
                                                            -------    -------

            Net cash provided by operating activities.....   62,471     89,156

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................................  (37,217)   (32,530)
   Purchase of eleven restaurants.........................              (5,557)
   Cash received from landlords...........................    3,835      1,776
                                                            -------    -------

            Net cash used in investing activities ........  (33,382)   (36,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of common stock...............................             (10,440)
   Proceeds from exercise of employee stock options.......      842      2,889
   Payments on capital leases.............................   (1,659)    (1,856)
                                                            -------    -------

            Net cash used in financing activities.........     (817)    (9,407)
                                                            -------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................   28,272     43,438

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........   10,772     43,030
                                                            -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............  $39,044    $86,468
                                                            =======    =======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest (Net of capitalized interest of $215 and
    $222 in 1997 and 1998, respectively)..................  $ 2,214    $ 1,838
   Income taxes ..........................................   10,785      1,803



                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of October 7, 1998 and the results of operations for the twelve weeks ended October 8, 1997 and October 7, 1998 and the results of operations and cash flows for the forty weeks ended October 8, 1997 and October 7, 1998.

2. These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 14 of this quarterly report.

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

5. Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share assumes conversion of convertible subordinated notes as of the beginning of the year and exercise of stock options using the treasury stock method, if dilutive. The following is a reconciliation of the numerators and denominators used to calculate diluted earnings per share:

                                        Forty         Forty        Twelve       Twelve
                                     Weeks Ended   Weeks Ended   Weeks Ended  Weeks Ended
                                      October 8,    October 7,    October 8,   October 7,
                                        1997           1998          1997        1998
                                     -----------   -----------   -----------  -----------
Net earnings ........................   $23,047       $31,894       $ 8,180     $10,435
Interest on convertible
 subordinated notes (after tax)......     1,375         1,380           412         414
                                        -------       -------       -------     -------

Income available to common
 shareholders and assumed
 conversion .........................   $24,422       $33,274       $ 8,592     $10,849
                                        =======       =======       =======     =======

Weighted average common
 shares outstanding..................    45,225        45,448        45,276      45,393
Dilutive effect of:
 Convertible subordinated notes......     3,556         3,556         3,556       3,556
 Stock options.......................       352           973           548       1,038
                                        -------       -------       -------     -------
Common shares assuming dilution......    49,133        49,977        49,380      49,987
                                        =======       =======       =======     =======


6. During the forty weeks ended October 7, 1998, the Company purchased and retired 756,000 shares of Common Stock for $10.4 million.

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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED OCTOBER 7, 1998

RESTAURANT SALES. Restaurant sales of $207.1 million during the third quarter of 1998 represented a 6.7% increase over sales of $194.1 million for the comparable period of 1997. The increase in sales is primarily due to sales generated by new restaurants and an increase in comparable restaurant sales of .9%. Three new restaurants opened in the third quarter of 1998 compared to two during the third quarter of 1997, bringing the total number of Company-owned restaurants to 379 at the end of the quarter, (249 Old Country Buffet(R), 118 HomeTown Buffet(R), five Country Harvest Buffet(TM), four Original Roadhouse Grill(SM), two Country Roadhouse Buffet & Grill(SM), and one PIZZAPLAY(SM)), compared to 359 restaurants open at the end of the third quarter of 1997. Average weekly sales per restaurant for the third quarter of 1998 increased .3% to $46,087 from $45,972 in the comparable period of 1997. The ten new restaurants opened during 1998 generated average weekly sales of $50,406 during the third quarter. The Company's price increases have been approximately comparable to inflation.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs decreased to 85.0% for the third quarter of 1998 from 86.9% for the third quarter of 1997. Food costs as a percentage of restaurant sales decreased to 31.6% from 33.5% for the comparable prior-year quarter, due primarily to a reduction in the cost of various meat products; and labor costs increased to 30.3% of sales from 29.1%, primarily due to an increase in compensation of store level managers and hourly employees. Direct and occupancy costs decreased as a percentage of restaurant sales to 23.1% in 1998 from 24.3% in 1997, due to increases in various restaurant costs offset by a claims credit to insurance expense due to lower than expected losses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales increased to 7.2% in the third quarter of 1998 from 6.3% in the third quarter of 1997. Such expenses in absolute terms increased 23.2% to $15.0 million for the third quarter of 1998 from $12.2 million for the comparable period of 1997. The increase is primarily due to an increase in advertising costs. The Company is anticipating doubling its marketing spending in 1998 versus the prior year, to approximately $18.0 which would be approximately $4.6 million in the fourth quarter of 1998.

INCOME TAX EXPENSE. The Company's effective income tax rate was 37.7% for the third quarter of 1998 compared to 39.0% in the comparable quarter of 1997.

FORTY WEEKS ENDED OCTOBER 7, 1998

RESTAURANT SALES. For the first forty weeks of 1998, restaurant sales increased 6.9% to $668.5 million from $625.4 million in the comparable period in 1997. The increase in sales is primarily due to sales generated by new restaurants and an increase in comparable sales of 2.5%. The Company opened ten restaurants and purchased 11 Country Harvest Buffet restaurants in the first forty weeks of 1998 as compared to 15 restaurants opening in the first forty weeks of 1997. The average weekly sales per restaurant in the 1998 period increased by 1.9% to $45,549 from $44,693 in 1997.

RESTAURANT COSTS. Restaurant costs for the first forty weeks in 1998 increased to $571.6 million from $550.8 million in the comparable period in 1997. As a percentage of restaurant sales, the 1998 period costs were 85.5% and the 1997 period costs were 88.1%. Food costs decreased to 32.2% from 34.0% for the comparable periods; and labor costs increased to 30.1% from 29.8%. Direct and occupancy costs decreased to 23.2% in the first forty weeks of 1997 from 24.3% in the comparable period in 1997, due to increases in various restaurant costs including janitorial, repair and maintenance, and insurance expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the first forty weeks of 1998, selling, general and administrative expenses increased to $46.5 million from $36.3 million in 1997. This increase was primarily due to an increase in advertising expense in 1998. As a percentage of sales, selling, general and administrative expenses increased to 7.0% in the 1998 period from 5.8% in the 1997 period. Advertising for the first forty weeks of 1998 was 2.0% of restaurant sales compared to 1.0% in the comparable 1997 period.

INCOME TAXES. Income taxes were 38.3% of earnings before income taxes for the 1998 period compared to 39.0% in 1997.

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

     The Company currently has an unsecured revolving line of credit of up to $50 million with interest payable at the option of the Company, at the applicable "eurodollar rate", "certificate of deposit rate", or the "reference rate" of the bank at the time of the advance. On October 1, 1998, the Company amended the agreement to reduce the commitment fee to .1875% per annum on the unused base commitment amount, currently $20 million, and .05% per annum on the unused reserve commitment amount, currently $30 million. On July 1, 1999, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2002. As of October 7, 1998, the Company had no borrowings outstanding under this credit line.

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

     On June 30, 1998 the Company completed the acquisition of eleven restaurants from Country Harvest Buffet Restaurants, Inc. The Company has converted nine of the Country Harvest Buffet restaurants to the Company's buffet style restaurants and is currently in the process of converting one more location. The last restaurant will be converted to an Original Roadhouse Grill in early 1999.

     The Company currently expects to open an additional eight new restaurants in 1998, six Old Country Buffet and two Original Roadhouse Grill, with ten new restaurants already opened (excluding the Country Harvest Buffet acquisitions) and two conversions completed as of October 30, 1998.

     On May 12, 1998, the Company's Board of Directors authorized the expenditure of up to $40 million for the purchase of outstanding shares of the Company's common stock, to be effected from time to time in transactions on the Nasdaq National Market or otherwise. As of October 30, 1998, the Company had repurchased 756,000 shares at an average of $13.81 per share or $10.4 million.

     The Company continues to require substantial amounts of capital to fund its growth. The Company expects to spend an aggregate of approximately $40 to $45 million during 1998 on its restaurants being opened in 1998 depending on the level of contributions obtained from landlords for leasehold improvements and the amount of land purchased for freestanding buildings, and the start of construction at a new corporate office located in Eagan, Minnesota. It will also incur costs in remodeling and converting the 11 acquired Country Harvest Buffet restaurants. The Company anticipates that, as it further pursues the development of freestanding locations, the cost per location and related cash requirements will increase substantially over prior years and that these costs will not be offset by landlord contributions that typically have been associated with strip mall locations. The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. The Company estimates that approximately 40% of 1998 new locations will be freestanding units, and of the freestanding restaurants virtually all will be ground leased rather than owned. Sources of capital for restaurant development projects are anticipated to be funds provided by operations, credit received from trade suppliers, landlord contributions to leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations, purchase shares of the Company's common stock, the additional restaurants and restaurant conversions included in the Company's restaurant development plans for at least through fiscal 1999, and finance the new corporate office construction subject to the factors described below in the section captioned "Forward-looking Information." In order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate.

NON-PERFORMING  RESTAURANTS
     The Company continuously reviews its options regarding locations that perform below Company expectations. Depending on the unique characteristics of a particular location, and after taking into account the cost and appropriateness of the various corrective actions, the options may include expanding advertising, converting the restaurants to a different brand or concept, or making other operational changes. In the event that the corrective actions do not prove successful in improving store performance, the Company evaluates the impairment of the affected restaurants; particularly when events or changes in circumstances indicate the carrying amount of a restaurant may not be recoverable. As of October 30, 1998, a number of the Company's restaurants were being subjected to review related to impairment. If individual restaurant sales at these units during the fourth quarter do not meet management's expectations, it is reasonably possible although not currently quantifiable that the Company will incur impairment charges.

YEAR 2000 UPDATE
     The information contained in the following two Sections comprising the "Year 2000 Update", is by necessity forward-looking in nature and is subject to the cautions set forth below in the Section captioned "Forward Looking Statements".

     YEAR 2000  STATEMENT
     The "Year 2000 Issue" is a term used to describe the inability of some computer hardware and software to operate properly as the date January 1, 2000 approaches, and beyond. Year 2000 Issues can arise in unexpected areas. Traditional computer equipment is not the only technology at risk. For example, things such as employee time clocks, cash registers, and food ordering systems, as well as many other technologies, could be impacted. For purposes of this Year 2000 Update, the term "System(s)" shall be interpreted as broadly as possible to include every computer, hardware, software, process, system, application or technology that has the potential of being adversely affected by the Year 2000 Issue.

     The Year 2000 Issue is centered on whether Systems will properly recognize date-sensitive information. Many Systems are coded to accept only two digit date data. As the year 2000 nears, date information will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". This inability to recognize or properly treat dates may cause Systems to incorrectly process financial, operational, and other information.

     Because of the peculiarities of individual Systems, the Year 2000 Issue may have an effect before and after January 1, 2000. It is not a problem unique to the "snapshot" of time on New Year's Day 2000. To the contrary, merely because a System works properly on January 1, 2000 does not mean that it is immune from date related failures on other dates.

     YEAR 2000 READINESS DISCLOSURE
     The Company has taken, and will continue to take, actions intended to minimize the impact of the Year 2000 Issue, although it is impossible to eliminate these risks entirely. Unfortunately, there is no single test that can be used to conclusively determine whether Systems are immune to the Year 2000 Issue. To the contrary, new Year 2000 risks are identified by the technology community regularly. Also impeding Year 2000 testing is the high degree of integration between various Systems and the difficulty in conducting full-scale live testing. Consequently, interrelated Systems believed secure in a test environment could conceivably fail when operating together under realistic workloads.

     The Company's major information Systems at its corporate office have been largely upgraded or replaced in the ordinary course of business over the past four years. The Year 2000 Issue was one of the many factors considered in the selection and implementation of these Systems enhancements. The Company will continue to invest in technology to accommodate the Company's future growth, with such improvements intended to comply with Year 2000 Issues as a byproduct of the upgrades. The existing corporate finance and accounting Systems utilize date information independent of the computer's internal date system, and is initially believed to be Year 2000 compliant.

     In March of 1997, the Company engaged a consultant to review the status of its various Systems. The review included an evaluation of possible risks associated with the Year 2000 Issue. However, no direct System testing was undertaken by the consultant. The Company is currently implementing a testing program of its various Systems which it expects to substantially complete by the second quarter of 1999. Testing will include, but not be limited to, corporate information systems, restaurant point-of-sale systems, time clocks, credit card equipment, environmental controls, security systems, and telephone systems.

     Until the Company conducts System testing, it will be unable to quantify the total expected cost associated with achieving Year 2000 Issue readiness. Approximately $880,000 has been spent through October 7, 1998 specifically related to the Year 2000 Issue readiness, principally with respect to personal computer and timeclock upgrades at the Company's restaurants and corporate headquarters. This replacement and upgrade program is being conducted in the ordinary course of business but has the secondary benefit of bringing the Company's personal computers and timeclocks into Year 2000 Issue readiness. Approximately $1,455,000 will be spent over the following three quarters for the remaining personal computers and timeclocks. This amount is included in the operating budget for Fiscal Year 1999.

     The Company is dependent on computer processing in its business activities and the Year 2000 Issue creates risk for the Company from unforseen problems in the Company's Systems and from third parties with whom the Company does business. The failure of the Company's Systems and/or third party Systems could have a material adverse effect on the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 Issue problem, resulting in part from the uncertainty of the Year 2000 Issue readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 Issue failures will have a material impact on the Company results of operations, liquidity, or financial condition. The Company believes that some or all of its restaurants may be temporarily closed if third-party suppliers of food produce or energy are not Year 2000 Issue compliant.

     The Company is revising its existing business interruption contingency plans to address internal and external issues specific to the Year 2000 Issue problem to the extent practicable. The Company believes, however, that due to the widespread nature of potential Year 2000 Issues, the contingency planning process is an ongoing one which will require modifications as the Company obtains additional information regarding the Company's internal Systems and the status of the third party Year 2000 Issue readiness.

ACCOUNTING PRONOUNCEMENT
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The adoption of SFAS No. 131 will result in the Company continuing to operate in one segment, the casual dining restaurant segment.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

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

     The likelihood and extent of restaurant remodeling and concept changes will depend on the cost of such projects, the expected return, and management's perception of the need to make improvements or changes due to competitive, operational and other considerations. With respect to changes in restaurant concept, the Company continues to refine its Country Roadhouse Buffet and Grill prototypes and is currently uncertain whether this, or other, trial concepts will serve as a long term conversion or development vehicle.

     The Company's ability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and food supply costs, may impact whether the Company has sufficient cash resources to fund its restaurant development and conversion plans, purchase shares of the Company's common stock, and finance the new corporate office construction for 1998 and 1999.

     Other factors that could cause actual results of the Company to differ materially from those contained in any such forward-looking statements include the success and timing of the continuing integration of the operations of the Company and HomeTown, the number, cost and success of restaurant conversions, changes in the cost and supply of food and labor, the impact of menu changes, the timing of television advertising planned for the remainder of 1998 and the cost and effectiveness of such advertising as well as the Company's other marketing programs, general economic conditions, the actions of existing and future competitors, weather factors, adverse publicity associated with unexpected food-borne illnesses, public health scores, or otherwise associated with the Company's restaurants (or third party restaurants where inferences are improperly drawn to the Company's units), other unforseen health and safety developments regarding restaurant operations, and regulatory constraints. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

                           None

 Item 5.        Other Information

                           None

 Item 6.                   Exhibits and reports on Form 8-K

                           3(a)       Composite Amended and Restated Articles of
                                      Incorporation (1)
                           3(b)       By-laws of the Company (2)
                           4(a)       Form of  Rights  Agreement,  dated  as of
                                      October 24, 1995  between the Company and
                                      the  American  Stock  Transfer  and Trust
                                      Company, as Rights Agent (3)
                           10(b)      Fourth Amendment dated October 1, 1998 to
                                      Second   Amended  and   Restated   Credit
                                      Agreement  by and between the Company and
                                      USBank National Association
                           27         Financial Data Schedule

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



                                          BUFFETS, INC.
                                          (Registrant)


November 13, 1998

                                          /s/ Roe H. Hatlen
                                          -----------------------------
                                          Roe H. Hatlen
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          (Principal Executive Officer)



                                          /s/ Clark C. Grant
                                          -----------------------------
                                          Clark C. Grant
                                          Senior Vice President of
                                          Finance and Treasurer
                                          (Principal Financial
                                          Officer)

                                  EXHIBIT INDEX


          Exhibits                                        Page
          ---------                                       ----

10(b)     Fourth Amendment dated October 1,
          1998 to Second Amended and Restated
          Credit Agreement by and between the
          Company and USBank National
          Association.....................................Filed Electronically


27        Financial Data Schedule ........................Filed Electronically