Form 10-K
period 1998-12-30
BUFFETS INC
filed 1999-03-29
CIK 750274

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:                          Commission file number:
   December 30, 1998                                       0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)


           Minnesota                                   41-1462294
     (State of incorporation)                 (IRS Employer Identification No.)


10260 Viking Drive, Eden Prairie, Minnesota            55344-7229
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the shares of voting stock held by non-affiliates of the registrant was approximately $424,316,000 at March 24, 1999, based on the closing sale price for that date as reported on The NASDAQ National Market.

     On March 19, 1999, there were 43,898,284 shares of common stock of the Company, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for its 1999 Annual Meeting to be held May 11, 1999 are incorporated by reference in Part III. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1998 (the "1998 Annual Report") are incorporated by reference in Parts I, II and IV.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Buffets, Inc., a Minnesota corporation ("Buffets" or the "Company"), was organized in 1983. Its executive offices are located at 10260 Viking Drive, Eden Prairie, Minnesota 55344-7229. In September 1996, Buffets acquired HomeTown Buffet, Inc., a Delaware corporation ("HomeTown Buffet"), as discussed below. References herein to the "Company" are to Buffets, Inc. and its subsidiaries, Dinertainment, Inc., Distinctive Dining, Inc., HomeTown Buffet, Inc., HomeTown Development and Construction, Inc., OCB Restaurant Co., OCB Realty Co., OCB Purchasing Co., OCB Property Co. and Restaurant Innovations, Inc. unless the context indicates otherwise.

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

     The Company is principally engaged in the development and operation of buffet style restaurants under the names Old Country Buffet(R) ("OLD COUNTRY BUFFET") ("COUNTRY BUFFET" in the states of Colorado and Wyoming) and HomeTown Buffet(R) ("HOMETOWN BUFFET"). The Company obtained a federal trademark registration covering the words OLD COUNTRY BUFFET in June of 1985. Under the Merger, the Company gained access to a perpetual license to the HOMETOWN BUFFET mark, including a California state trademark registration, a U.S. trademark application pending to register HOMETOWN BUFFET, and a U.S. trademark registration for "HTB" in the restaurant field. The Company filed an application for federal trademark registration of the name "ORIGINAL ROADHOUSE GRILL" on April 6, 1998. The trademark Country Harvest Buffet(R) is licensed to the Company by Country Harvest Buffet Restaurants, Inc. for possible use at certain restaurants acquired from that company.

     As of March 12, 1999, the Company operated 389 Company-owned restaurants (258 OLD COUNTRY BUFFET, 120 HOMETOWN BUFFET, seven Original Roadhouse Grill(SM) ("ORIGINAL ROADHOUSE GRILL"), two Country Roadhouse Buffet & Grill(SM) ("COUNTRY ROADHOUSE BUFFET & GRILL"), one Country Harvest Buffet restaurant currently being converted to an Original Roadhouse Grill and one PIZZAPLAY(SM) ("PIZZAPLAY")) in 35 states (including three new openings since fiscal year-end
1998). The Company contemplates that approximately 15 to 20 (10 to 13 buffet style and five to seven ORIGINAL ROADHOUSE GRILL) primarily freestanding Company-owned restaurants will be opened in 1999. In addition, the Company has 24 franchised restaurants (five OLD COUNTRY BUFFET and 19 HOMETOWN BUFFET) in operation in ten states.

     The Company's buffet restaurants offer a wide variety of freshly prepared menu items, currently including soups, salads, entrees, vegetables, non-alcoholic beverages and desserts, presented in a self-service buffet format in which customers select the items and portions of their choice. The restaurants' typical dinner entrees currently include chicken, carved roast beef and ham, and two or three other hot entrees such as casseroles, shrimp and fish. Chicken, fish and two or three other entrees usually are offered at lunch. The Company's restaurants utilize uniform menus, recipes and ingredient specifications, except for certain variations adopted in response to regional preferences.

     The Company's buffet restaurants range in size from approximately 7,555 to 15,740 square feet, seat from 225 to 600 people, and generally include areas that can be partitioned to accommodate private meetings and group outings. The decor is attractive and informal. To date, the Company has located its restaurants primarily within or adjacent to strip or neighborhood shopping centers and, to a lesser extent, regional malls. The Company has 90 freestanding locations, 19 of which it owns. The Company's buffet restaurants generally are open from 11:00 a.m. to 8:00 p.m. or 9:00 p.m. A majority of the Company's buffet restaurants also serve breakfast from 8:00 a.m. to 11:30 a.m. on weekends.

SCATTER SYSTEM FORMAT

     Buffet items generally are presented to diners using a "scatter system" rather than a conventional straight buffet serving line. Under the scatter system, six to eight separate food islands or counters are typically used to present various courses of each meal to diners (for example, salads on one island, desserts on another), with diners able to proceed directly to those islands presenting the menu items they desire at the time. The scatter system promotes easier food access and has helped reduce the long lines that often occurred during peak hours in the Company's restaurants originally utilizing the conventional straight-line serving format.

SMALL BATCH PREPARATION

     To ensure freshness, hot foods and bakery items are prepared repeatedly throughout the day in relatively small batches. Restaurant managers closely monitor the servicing area for the quality and availability of all items. The Company believes the freshness achieved through small batch preparation contributes significantly to the high quality of its food.

ALL-INCLUSIVE PRICE

     Depending on the market area, the Company's buffet restaurants currently charge an all-inclusive price of $5.29 to $6.59 for lunch, Monday through Saturday, and $5.99 to $9.19 for dinner Monday through Sunday. On Saturday and Sunday, certain restaurants serve breakfast at prices ranging from $5.89 to $6.59. Reduced prices are available to senior citizens who purchase an annual senior club card for $1.00 per year and to children under the age of ten or twelve depending on the market area. Children's prices for all meals are $.40 to $.70 per year of their age from two through ten or twelve depending on the market and in limited markets $2.29 to $4.99 depending on age. Customers pay prior to entering the dining area and are assisted to tables by restaurant employees. They may return for second helpings and additional beverages and desserts without additional charge. This all-inclusive pricing approach exists at virtually all of the Company's buffet restaurants, although alternative pricing and service arrangements are occasionally implemented on a test basis.

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

     RESTAURANT MANAGEMENT. Each buffet restaurant typically employs a Senior General Manager or General Manager, Kitchen Manager, Service Manager, and one to two assistant managers. Each of the Company's restaurant General Managers has primary responsibility for day-to-day operations in one of the Company's restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of Company policies and the restaurant's profitability. A portion of each general manager's and other restaurant manager's compensation depends directly on the restaurant's profitability. In addition, restaurant managers currently receive stock options under the Company's current stock option program entitling them to acquire an equity interest in the Company. In 1997, the Company also implemented a "PRIDE" program providing financial incentives to General Managers making a three year service commitment in a single restaurant. The program was designed to enhance the retention of restaurant managers and to build a sense of proprietorship. The Company believes that its compensation policies have been important in attracting, motivating and retaining qualified operating personnel.

     Each restaurant general manager reports to a District Representative, each of whom in turn reports to a Regional Director (currently 12 persons). Each Regional Director reports to one of four divisional heads (two divisional Vice Presidents and two Senior Regional Directors), who in turn report to the Company's Executive Vice President of Operations.

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

     MANAGEMENT TRAINING. The Company has a series of training programs that are designed to provide managers with the appropriate knowledge and skills necessary to be successful in their current position. All new restaurant managers hired from outside the Company and hourly employees considered for promotion to restaurant management are required to complete nine days of classroom training at the Buffets Training Center in Eden Prairie, Minnesota. After their initial instruction at the Training Center, they continue their training for four or five weeks in a Certified Training

Restaurant in the field. This six to eight week program provides the basic operating skills and management functions necessary to shift-manage a Company restaurant. The information covered includes basic management skills, food production, labor management, operating programs and human resource management.

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

     In addition to these programs, a series of field seminars are conducted for all existing management covering topics from ServSafe, the Company's food safety procedures, to management and human resource skills.

OTHER (NON-BUFFET) RESTAURANT CONCEPTS.

     The Company currently operates three restaurant concepts, comprising ten units, that differ from the core buffet business. The Company's PIZZAPLAY restaurant combines buffet style Italian entrees and pizza with non-food entertainment services including coin operated gaming, movies, and a tube-type gymnasium equipment for children. Two COUNTRY ROADHOUSE BUFFET & GRILLs are currently in operation, featuring many of the elements of the Company's buffet restaurants, while adding display cooking of grill offerings in a relaxed country atmosphere. The seven Company operated ORIGINAL ROADHOUSE GRILL restaurants do not utilize buffet style food service, but instead feature steaks, seafood and other entrees ordered from a menu and then prepared using an "on display" grill. At the commencement of HomeTown's development activities involving its ORIGINAL ROADHOUSE GRILL restaurants, it engaged a predecessor in interest to Roadhouse Grill, Inc. to provide certain consulting services in exchange for the payment of defined consulting fees. That agreement was terminated by the mutual agreement of the parties in March, 1998 and the Company and Roadhouse Grill, Inc. are free to develop their respective variant on the ROADHOUSE GRILL theme without restriction. The Company agreed, as part of the termination understanding, to rename its existing and future ROADHOUSE GRILL restaurants with an alternative name that adds one or more words before "ROADHOUSE" or "ROADHOUSE GRILL" and subsequently adopted the ORIGINAL ROADHOUSE GRILL tradename. The ORIGINAL ROADHOUSE GRILL restaurants are currently the Company's only units serving alcohol. The real estate leases for the buffet restaurants generally reserve the right to serve alcohol although this privilege has not been exercised to date.

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

     Hargrave operates a single franchised restaurant in Calexico, California, which opened in December 1993. HomeTown Buffet served as general contractor for the restaurant and in connection with the construction loaned Hargrave approximately $150,000. The loan was fully paid in 1994. In April 1995 HomeTown Buffet made a loan to Hargrave in the principal amount of $100,000 and an additional $100,000 in October 1995 under a promissory note that permits Hargrave to borrow up to $200,000 in principal amount. The note provides for interest to be paid at 1% above the announced reference rate of USBank. All outstanding principal and interest on the note was due on December 31, 1995 and remains due and payable at this time. HomeTown Buffet agreed to defer Hargrave's franchise royalty payments, commencing April 1995. Hargrave resumed paying franchise royalty payments starting July 17, 1997 with prior unpaid royalties still due and payable.

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

     HomeTown Buffet may terminate a franchise agreement for a number of reasons, including a franchisee's failure to pay royalty fees when due, failure to comply with applicable laws, or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisee may terminate a franchise agreement only if HomeTown Buffet violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period. HomeTown Buffet is currently in arbitration with HTB Restaurants, Inc. related to the franchisee's compliance with the franchise agreements governing its 16 franchised HomeTown restaurants. The Company does not anticipate that the termination of any or all of the franchise agreements would have a materially adverse effect on its operations.

     JOINT   VENTURES.   The  Company  has  taken  advantage  of  joint  venture
opportunities from time to time, principally as a means of entering new geographic markets or testing new restaurant concepts.

     On March 7, 1997, the Company used this approach to test a new restaurant concept under the tradename PIZZAPLAY. The PIZZAPLAY concept combines Italian-style buffet service with family oriented games. One location opened December 2, 1997 in Columbus, Ohio. The Company holds 80% of the outstanding capital stock of Dinertainment, Inc., the subsidiary operating the one PIZZAPLAY restaurant.

     The Company at present is not actively seeking to grant additional franchises or enter into additional joint ventures relating to its OLD COUNTRY BUFFET or HOMETOWN BUFFET concepts. It may, however, continue to utilize joint ventures from time to time to test new restaurant concepts.

COMPETITION

     The food service industry is highly competitive. Menu, price, service, convenience, location and ambiance are all important competitive factors, with the relative importance of many such factors varying among different segments of the consuming public.

     By providing a wide variety of food and beverages at reasonable prices in an attractive and informal environment, the Company seeks to appeal to a broad range of value-oriented consumers. The Company believes that its primary competitors in this industry segment are other buffet and cafeteria restaurants, and traditional family and casual dining restaurants with full menus and table service. Secondary competition arises from many other sources including but not limited to home meal replacement, fast food, and others. The Company believes that its success to date has been due to its particular approach combining pleasant ambiance, high food quality, breadth of menu, cleanliness and reasonable prices with satisfactory levels of service and convenience.

     Sales are seasonal, with a lower percentage of annual sales occurring in most of its current market areas during the winter months. Sales may also be affected by unusual weather patterns or matters of public interest that compete for the customers' attention.

ADVERTISING AND PROMOTION

     The Company's advertising spending was 1.2% and 1.3% of restaurant sales during 1996 and 1997, respectively. In 1998, the Company increased its advertising to 2.0% of restaurant sales and expects to increase to 2.5% of restaurant sales in 1999.

REGULATION

     The Company's restaurants must be constructed to meet federal, state and local building and zoning requirements and must be operated in accordance with state and local regulations relating to the preparation and serving of food. The Company is also subject to various federal and state labor laws which govern its relationships with its employees, including those relating to minimum wages, overtime and other working conditions. Environmental regulations have not had a material effect on the operations of the Company. The Company to date has been successful in obtaining all necessary permits and licenses and complying with applicable regulations, and does not expect to encounter any material difficulties in the future with respect to these matters, subject to the discussion in the section below captioned "RISK FACTORS ASSOCIATED WITH REGULATION."

TRADEMARKS

     In June 1985, the Company obtained a federal trademark registration covering the words "Old Country Buffet." As previously stated, the Company has subsequently obtained trademark protection for additional marks used in its business, including exclusive license rights to the trademarks of HOMETOWN BUFFET in connection with the Merger. Generally, federal registration of a trademark gives the registrant the exclusive use of the trademark in the United States in connection with the goods or services associated with the trademark, subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Because of the common law rights of such a pre-existing restaurant in certain portions of Colorado and Wyoming, the Company's restaurants in those states use the name "Country Buffet." The Company filed applications for federal registration of the trademarks "ORIGINAL ROADHOUSE GRILL," "COUNTRY ROADHOUSE BUFFET & GRILL," "HTB" and "PIZZAPLAY." The Company intends to take appropriate steps to develop and protect its various marks.

EMPLOYEES

     As of February 24, 1999, the Company employed approximately 24,350 persons, including 410 supervisory and administrative, 1,670 managerial, and 22,270 restaurant employees. Approximately 71% of the Company's restaurant employees work part-time. Relations with employees have been satisfactory and no work stoppages due to labor disputes have occurred. The Company anticipates that its work force will increase by more than 5% by the end of 1999, subject to unexpected turnover levels, availability of qualified personnel and changes in restaurant development plans.

RESTAURANT DEVELOPMENT

     GENERAL. The Company opened or acquired 28 restaurants and closed two in 1998 and expects to open or acquire approximately 15 to 20 primarily freestanding restaurants in 1999 (approximately 10 to 13 buffet and five to seven ORIGINAL ROADHOUSE GRILL), of which three were open as of March 12, 1999. When freestanding units predominate the overall new unit development, such as is expected in 1999, the Company can expect to realize higher development costs associated with the cost of land, greater expense for constructing the building shell, and incrementally higher expenditures for labor, materials, and general construction risks.

     The ability of the Company to open new restaurants, and the allocation of new restaurants among the Company's currently available and future concepts, depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain a sufficient number of qualified restaurant managers, the comparative potential return and risk associated with the particular restaurant concept, and the availability of capital. The Company actively and continuously attempts to identify and negotiate leases and land purchases for additional new locations, and expects that it will be able to achieve its intended development schedule for 1999, though there is no assurance that this will be the case.

     GEOGRAPHIC EXPANSION STRATEGY. The Company initially concentrated its restaurant development in the Midwest and then after several years expanded to other regions of the country. The Merger strengthened the Company's presence in California and other key markets. The Company currently operates in 35 states, 38 states including franchised restaurants. The Company generally attempts to cluster its restaurants in geographic areas to achieve economies of scale in costs of supervision, marketing and purchasing.

     SITE SELECTION CRITERIA. The primary criteria typically considered by the Company in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups (such as families and senior citizens) that tend to favor the Company's restaurants, and the occupancy cost of the proposed restaurant. The Company has historically found that these criteria frequently are satisfied by well-located strip shopping centers that benefit from cotenancy with strong national retailers and visibility to high traffic roads. All but 131 of the Company's current restaurants are located in such centers. Forty-one of the other 131 restaurants are located in regional or other enclosed shopping malls and 90 are located in freestanding structures. The Company will generally pursue freestanding locations only if the projected return on investment falls within acceptable ranges or unique market positioning objectives are involved. The Company typically requires a population density of at least 100,000 within five miles of each new location, and currently is concentrating its development efforts on urban areas that can accommodate a number of Company restaurants. The Company is developing a small market prototype for test in markets with a population of at least 75,000. There is no certainty that the test will prove successful or that the smaller prototype unit will be developed beyond the test restaurant. Because OLD COUNTRY BUFFET or HOMETOWN BUFFET restaurants typically draw a significant volume of customers, and because of the Company's financial strength, the Company often has been able to negotiate favorable lease terms.

     RESTAURANT CONSTRUCTION. In an effort to better control costs and improve quality, the Company is closely involved in the construction of its restaurants, and also in the acquisition and installation of fixtures and equipment. The Company, through its subsidiary OCB Realty Co., generally acts as its own general contractor, using restaurant designs prepared by the Company's own staff with final documents completed by an outside architectural firm. The Company normally satisfies the equipment and other restaurant supply needs of its new restaurants by purchasing from equipment suppliers. Restaurants located in shopping centers typically open approximately 11 weeks after construction begins, while freestanding restaurants typically open approximately 17 weeks after construction begins. The average cost to develop a buffet restaurant located in a shopping center during fiscal 1998 was approximately $709,000 for leasehold improvements (net of landlord contributions) and approximately $711,000 for equipment and furnishings. Freestanding leased buffet restaurants opened in 1998 cost an average of approximately $1,362,000 for building and leasehold improvements and approximately $724,000 for equipment and furnishings. The one freestanding owned restaurant developed in 1998 entailed a land cost of $617,000 and a building cost of $1,487,000. It is expected the increased development of freestanding restaurants will increase the average cost per unit and associated capital requirements in 1999.

FORWARD-LOOKING INFORMATION

     This Form 10-K, together with the Company's other ongoing securities filings, press releases, conference calls and discussions with securities analysts and other communications contains certain forward-looking statements that involve risks and uncertainties. These statements relate to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the Company using words such as "expects," "anticipates," "intends," "plans" and similar expressions. The Company's actual results could differ materially from those disclosed in these statements, to various factors, including the following "RISK FACTORS" and factors set forth elsewhere in this From 10-K. The Company assumes no obligation to publicly release the results of any revision or updates to forward-looking statements or these risk factors to reflect future events or unanticipated occurrences.

RISK FACTORS

     Current and prospective shareholders should carefully consider the following risk factors before trading in the Company's securities. This list of risk factors is not exclusive. If any of the following risks actually occur, they could have a material negative effect on the Company's business, financial condition, operating results or cash flows. This could cause the trading price of the Company's securities to decline, and security holders may lose part or all of their investment in the Company.

RISKS ASSOCIATED WITH NEW DEVELOPMENT

     The Company has historically added restaurants each year either through new construction, acquisition, or both. It currently expects that this practice will continue in 1999 to the extent described above in the section captioned "Restaurant Development." However, a large number of variables affect restaurant development and the Company can not predict with certainty the ultimate level of restaurant additions, if any, in any particular fiscal year. This is due to the unique aspects associated with development transactions, such as the date sites become available, the speed with which the Company can obtain required permits, the availability of construction labor and materials, and how quickly the new restaurants can be staffed. These factors also make it difficult to predict when new restaurants will open and produce revenue.

     Variables influencing new restaurant additions include the level of success in identifying suitable locations and the negotiation of acceptable leases and land purchases. This may become more difficult as competition heightens for optimal sites. Other variables include, but are not limited to, general competitive factors, land covenants restricting the Company's use of sites, and signage restrictions imposed by land owners or governmental entities.

     Traditionally, the Company has used cash flow from operations as its primary funding for restaurant additions. The Company cannot guarantee that this source of capital will be sufficient to attain the desired development levels if adverse changes occur affecting revenues, profitability or cash flow from operations. Reductions in landlord contributions towards construction costs would also reduce the capital available for development. The Company's ability to purchase (rather than build) additional restaurants also depends on the factors described in this section, as well as other factors. These factors include the Company's ability to convert purchased restaurants to one of the Company's existing restaurant concepts and to integrate them into the Company's business or, alternatively, to successfully operate the acquired business using its existing format.

     Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees. No assurances can be given that any acquisition or investment by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business. If the Company ever determines to make major acquisitions of other businesses or assets, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sales, if any, of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

RESTAURANT OPERATIONAL RISKS

     The Company's restaurant operations are affected by changes in the cost of food and labor and its ability to anticipate such changes. Operations depend upon the complete and timely delivery of food and non-food items to the restaurants. Consequently, interruptions in the flow of such products, variations in product specifications, changes in product costs and similar factors can have a material impact on the Company's results.

     In recent years, other reputable food service companies have been materially and adversely impacted by food-borne illness incidents. Some of these incidents involved third party food suppliers and transporters outside of their reasonable control. The Company has rigorous internal standards, training and other programs to attempt to minimize the risk of these occurrences. However, the Company cannot guarantee that these efforts will be fully effective in preventing all food-borne illnesses. New illnesses resistant to current precautions may also develop in the future.

     The Company also shares a risk common to all multi-unit food service businesses. Specifically, one or more instances of food- borne illness in a Company or franchised restaurant, poor health inspection scores, or negative publicity can have a material negative impact extending far beyond the restaurant involved to affect some or all of the Company's other foodservice operations. This risk exists even if it is later determined that the incidents were wrongly attributed to the Company's restaurants, or that the negative publicity was false or misleading.

     The Company's buffet restaurants utilize a service format that is heavily dependent upon self-service by its customers. Any development that would materially impede or prohibit the Company's continued use of a self service food service approach would have a material adverse impact on the Company's primary business.

     The Company has an active Research and Development Department. The R&D function exists to enhance the food offerings, food preparation systems, and general service delivery of the Company's existing restaurant concepts. It is also utilized to create new restaurant concepts for test. Innovations may also arise as the result of acquisitions or joint ventures. New restaurant concepts share a common characteristic due to their lack of a track record, that of unpredictable long term potential. Consequently, during the early period of a new restaurant concept's life it is often unclear whether it will turn into a major expansion vehicle or merely be a limited-unit test of short duration.

     The Company has achieved considerable success with television marketing programs in recent years. Marketing programs are generally most effective in the period immediately following their introduction when they initiate trial usage by new customers. The Company's current television marketing programs have been active in certain markets for over a year. It is therefore possible that future advertising in these markets will be less successful than when the programs were first aired. The final level of television advertising expenditures in 1999 will depend on the effectiveness of the commercials, the availability and cost of advertising air time, and changes in the Company's marketing priorities.

     The Company periodically reviews the operating results of individual restaurants to determine if impairment charges on underperforming assets are necessary, and the need for restaurant closings, and it is reasonable to expect that such actions will be required from time to time in the future. Impairment charges reduce the profits of the Company. They are required by accounting principles when an asset, such as a restaurant, performs so poorly that the Company determines that the asset is worth less than its value as stated in the Company's accounting records.

     The Company's sales volumes fluctuate seasonally, and are generally higher in the summer months and lower in the winter months overall.

     The Company has not experienced a significant overall impact from inflation. If operating expenses increase due to inflation, the Company recovers increased costs by increasing menu prices. However, competition may limit or prohibit future such increases, as discussed in the section below entitled "COMPETITIVE RISKS."

     Previous results at the Company's restaurants and at the Company overall may not be indicative of future performance, as a result of any or all of the risk factors discussed in the various sections in this report 10-K incorporating the words "RISK FACTORS."

HUMAN RESOURCE RELATED RISKS

     The Company operates in the service sector and is extremely dependent upon the availability of qualified restaurant personnel. Availability of staff varies widely from location to location. Difficulty in recruiting and retaining personnel can increase the cost of restaurant operations and temporarily delay the openings of new restaurants. It can also cause higher employee turnover in the affected restaurants. Additionally, competition for qualified employees exerts pressure on wages paid to attract qualified personnel, resulting in higher labor costs, together with greater expense to recruit and train them.

     The operation of buffet style restaurants is materially different than certain other restaurant concepts. Consequently, the retention of executive management that is familiar with the

Company's core business is important to the Company's continuing success. The departure of multiple executives in a short period of time could have an adverse impact on the Company's business.

     The Company strives to maintain favorable relations with its employees through various programs and initiatives. It believes that these efforts have contributed to the organization's historical success as well as having contributed to the absence of any collective bargaining. Adverse developments in these areas could negatively affect the Company's business.

     Various employment related legal risks also exist, which are discussed in more detail in the sections below entitled "REGULATORY FACTORS" and "LITIGATION RISKS."

RISKS ASSOCIATED WITH NON-COMPANY OWNED RESTAURANT OPERATIONS

     The Company is limited in the manner in which it can regulate its franchised restaurants, especially in real-time. If a franchised restaurant fails to meet the Company's franchisor operating standards, the Company's own restaurants could be adversely affected due to customer confusion or negative publicity. A similar risk exists with respect to totally unrelated foodservice businesses if customers mistakenly associate such unrelated businesses with the Company's own operations.

RISKS ASSOCIATED WITH GENERAL CONDITIONS

     The confidence of consumers generally, together with changes in consumer preferences, can have a significant impact on the Company's results. Positive or negative trends in weather condition can have an exceptionally strong influence on the Company's business. This effect is heightened by the fact that most of the Company's restaurants are in geographic areas experiencing extremes in weather. The Company's success also depends to a significant extent on factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect the Company's business, financial condition, operating results or cash flows.

COMPETITIVE RISKS

     The Company operates in a highly competitive industry. Competitive pressures may have the affect of limiting the Company's ability to increase prices, with consequent pressure on operating earnings. This environment makes it more difficult for the Company to continue to provide high service levels while maintaining the Company's reputation for superior value, without adversely affecting operating margins.

REGULATORY FACTORS

     The Company is subject to extensive government regulation at a federal, state and local government level. These include, but are not limited to, regulations relating to the sale of food (and alcoholic beverages in the Company's full service restaurants). In the past, the Company has been able to obtain and maintain necessary governmental licenses, permits and approvals. However, difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new restaurants. Local authorities may suspend or deny renewal of the Company's governmental licenses if they determine that the Company's conduct does not meet the standards for initial grant or renewal. Although the Company has satisfied governmental licensing requirements for its existing restaurants, the Company cannot be sure that these approvals will be forthcoming at future locations. This risk would be even higher if there was a major change in the licensing requirements affecting the Company's types of restaurants.

     The Company is also subject to certain states' "dram shop" statutes with respect to its restaurants that serve alcohol. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. If the Company were to significantly expand the number of restaurants serving alcohol, an adverse trend in alcohol related judgments in excess of the Company's insurance coverage, or the Company's failure to obtain and maintain insurance coverage, could materially and adversely affect the Company.

     Various federal and state labor laws govern the Company's relationship with its employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers' compensation rates, citizenship requirements and sales taxes. Significant additional government-imposed increases in the following areas could materially adversely affect the Company's business, financial condition, operating results or cash flow:

         *        minimum wages
         *        mandated health benefits
         *        paid leaves of absence
         *        increased tax reporting
         * revisions in the tax payment requirements for employees who receive gratuities

     The Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company believes that its restaurants are designed to be accessible to the disabled. However, mandated modifications to the Company's facilities to make different accommodations for disabled persons could result in material unanticipated expense.

     The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials resulting from, sites of past spills, disposals or other releases of hazardous materials (together, "Environmental Laws"). In particular under applicable Environmental Laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its restaurants and the land on which its restaurants are located, regardless of whether the Company leases or owns the restaurants or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant. There can be no assurance that environmental conditions relating to prior, existing or future restaurants or restaurant sites will not have a material adverse affect on the Company.

LITIGATION RISKS

     The Company is from time to time the subject of complaints or litigation from guests alleging illness, injury or other loss associated with the Company's restaurants. Adverse publicity resulting from these allegations may materially adversely affect the Company and the Company's restaurants. This may be true whether or not the allegations are valid or the Company is liable. In addition, employee claims against the Company based on, among other things, discrimination, harassment or wrongful termination may divert the Company's financial and management resources that would otherwise be used to benefit the future performance of the Company's operations. The Company has been subject to these employee claims from time to time, and a significant increase in the number of these claims or successful claims could materially adversely affect the Company's business, financial condition, operating results or cash flows. The Company is currently defending a lawsuit based on alleged violations of the securities laws by the Company. See "LEGAL PROCEEDINGS" below for a discussion of this lawsuit and the related risks.

YEAR 2000 ISSUE RISKS

     The information set forth under the captions "Year 2000 Compliance" and "Year 2000 Statement and Year 2000 Readiness Disclosures" on pages 8 through 10 of the Company's 1998 Annual Report (collectively referred to herein as the "Year 2000 Discussion") is incorporated into this Risk Factors section by reference. This paragraph and the three that follow are merely meant as a brief overview of the Year 2000 issue. Consequently, THE ANNUAL REPORT'S YEAR 2000 DISCUSSION MUST BE REFERENCED IN ORDER TO OBTAIN A COMPLETE DESCRIPTION OF THE "YEAR 2000 ISSUE" AND THE COMPANY'S RESPONSES THERETO. The Year 2000 Discussion provides an assessment of the risks faced by the Company regarding the Year 2000 Issue as well as a discussion of the procedures being undertaken to analyze, test, and develop corrective actions on this subject, together with a summary of the Company's expenditures related to the Year 2000 Issue.

     The Year 2000 Issue is a term used to describe the inability of some computer hardware and software to operate properly as the date January 1, 2000 approaches, and beyond. It affects more than what most people think of as "computers". The Year 2000 Issue can negatively impact technology or procedures reliant upon embedded computer and software processes, such as employee time clocks and cash registers, for example.

     The Company has been identifying the various systems that may be affected by the Year 2000 Issue. When systems are detected that could be impacted by the Year 2000 Issue, the Company develops testing programs to evaluate their vulnerability and identifies the corrective action necessary. A contingency plan will be developed for those systems in which corrective action may be impossible or only partly effective, or where the systems are beyond the Company's control. On this latter point, it should be noted that Year 2000 Issues affecting third party systems, particularly those on which the restaurants rely, could have significant negative impacts on the Company's business. For example, the Company believes that some or all of its restaurants may be temporarily closed if third party suppliers of food products or energy are adversely affected by the Year 2000 Issue. The failure of the Company's and/or third party's systems could have a material adverse effect on the Company's results of operations, liquidity and financial condition. Furthermore, any change in spending habits by the Company's customers, or negative societal responses in anticipation of the Year 2000 Issue, could be very detrimental to the Company.

     The Company's risk assessment of the Year 2000 Issue as set forth above and in greater detail in the Annual Report's Year 2000 Discussion, could be incomplete and possibly overstate or understate the actual risk's faced by the Company based upon the Company's current knowledge. Similarly, the ability of the Company to address the Year 2000 Issue in the manner and within the cost estimates described in the Annual Report could be adversely affected by negative findings arising during the course of testing systems and implementing solutions or contingency plans.

RISKS ASSOCIATED WITH PURCHASING, OWNING, OR SELLING THE COMPANY'S SECURITIES

     The Company's securities currently trade publicly on the NASDAQ National Market. The market price of the Company's securities fluctuate significantly. These price changes do not necessarily correlate to movements in the overall stock market. The stock market has from time to time experienced extreme price and volume fluctuations, which has often been unrelated or disproportionate to the operating performance of particular companies. Fluctuations or decreases in the trading price of the Company's securities may adversely affect the ability of security holders to trade in the Company's securities. In addition, such fluctuations could adversely affect the Company's ability to raise capital through future equity financings should the Company determine at some point that it is in its best interest to do so.

ITEM 2.           PROPERTIES

     The Company's executive offices are located in approximately 36,000 square feet of leased space in Eden Prairie, Minnesota, for a term ending April 30, 2000. The lease has one one-year extension option that the Company could exercise to extend the lease through April 30, 2001. The Company also leases a 22,200 square foot warehouse and training center in Eden Prairie, Minnesota for a term ending April 30, 2000. The lease has two approximately one-year options that the Company could exercise to extend the lease through January 31, 2002. The Company owns a 72,000 square foot facility in Marshfield, Wisconsin that it utilizes for the fabrication of cabinetry, fixtures and upholstery of chairs and booths for its restaurants. In 1997, the Company entered into two separate lease agreements for two new down-sized regional and executive offices in San Diego and La Jolla, California, respectively. The regional office is comprised of approximately 1,800 square feet and the lease expires October 24, 1999, with one two-year extension available. The La Jolla regional executive office constitutes approximately 1,950 square feet and its lease expires October 24, 1999.

     The Company is developing a corporate headquarters in Eagan, Minnesota on a parcel of land purchased in 1995, for completion in the first quarter of 2000. The facility is expected to occupy approximately 100,000 square feet of floor space and will consolidate the existing Eden Prairie offices, training facility and warehouse. Approximately $1,480,000 has been expended on the Eagan facility, in addition to the cost of land, with remaining expenditures expected to total another $12,400,000 to complete the project.

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

     Most of the Company's restaurants are located in leased facilities, although the Company will consider land purchases for freestanding restaurants in instances where an acceptable return or market positioning justifies the additional investment. Ninety restaurants are located in freestanding buildings, 131 are located in regional or other enclosed shopping malls, and 258 are located in strip or neighborhood shopping centers. Most of the leases provide for a minimum annual rent and additional rent calculated as a percentage of restaurant sales, generally 3% to 5%, if the rents so calculated exceed the minimum. The initial terms of the Company's leases generally range from ten to fifteen years, and the leases usually have renewal options for additional periods of five to ten years.

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

     The Company and seven of its present and/or former directors and executive officers have been named as defendants in a Corrected, Third, Amended Consolidated Class Action Complaint (the "third complaint") brought on behalf of a putative class of all purchasers of common stock of the Company from October 26, 1993 through October 25, 1994 (the "class period") in the United States District Court for the District of Minnesota. The third complaint alleges that the defendants made misrepresentations and omissions of material fact during the class period with respect to the Company's operations and restaurant development activities, as a result of which the price of the Company's stock allegedly was artificially inflated during the class period. The third complaint further alleges that certain defendants made sales of common stock of the Company during the class period while in possession of material undisclosed information about the Company's operations and restaurant development activities. The Plaintiff alleges that the defendants' conduct violated the Securities Exchange Act of 1934 and seeks damages of approximately $90 million and an award of attorneys fees, costs and expenses.

     By Memorandum Opinion and Order filed on January 6, 1998, the District Court denied the defendants' motion to dismiss the third complaint.

     The defendants have answered the third complaint, denying all liability and raising various affirmative defenses. Discovery has been taken and was substantially completed as of February 26, 1999. Plaintiffs have moved for class certification, but the District Court has taken plaintiffs' motion under advisement and no plaintiff class has been certified.

     Management of the Company continues to believe that the action is without merit and is vigorously defending it. The defendants intend to move for summary judgment on all claims. The defendants have given notice of the plaintiffs' claim to its insurance carrier. The insurance company is reimbursing the defendants for a portion of the costs of defense under a reservation of rights. Although the outcome of this proceeding cannot be predicted with certainty, the Company's management believes that while the outcome may have a material effect on earnings in a particular period, the probability of a material effect on the financial condition of the Company, not covered by insurance, is slight.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT. The officers of the Company are elected annually by the Board of Directors to serve until the next annual meeting of the Board. Seventeen officers were so elected by the Board of Directors in 1998, including eleven executive officers (currently, those designated as Senior Vice President or higher) who serve on the Company's "Executive Committee." One of such executive officers ceased to be an officer of the Company at the end of fiscal 1998. The following table contains information regarding the executive officers, and all persons chosen to become executive officers, of the Company.

                                   Executive    Principal Occupation and
                                    Officer     Business Experience
Name and Age                         Since      For Last Five Years
--------------------------------------------------------------------------------

Glenn D. Drasher (47)                1997       Executive Vice President of
                                                Marketing of the Company since
                                                January 1997; Executive Vice
                                                President of Country Kitchen
                                                International, family dining
                                                restaurants, June 1996 to
                                                January 1997; Vice President of
                                                Marketing of Country Kitchen,
                                                September 1993 to June 1996;
                                                Senior Vice President of
                                                Marketing of Chi-Chi's Inc.,
                                                Mexican casual restaurants, 1983
                                                to September 1993.

                                 Executive      Principal Occupation and
                                  Officer       Business Experience
Name and Age                       Since        For Last Five Years
--------------------------------------------------------------------------------

David Goronkin (36)                 1996        Executive Vice President of
                                                Operations for the Company since
                                                September 1996; Vice President
                                                of Operations of HomeTown
                                                Buffet, May 1996 to September
                                                1996; Director of Operations of
                                                HomeTown Buffet, November 1994
                                                to May 1996; various positions,
                                                HomeTown Buffet, 1989 to
                                                November 1994.

Clark C. Grant (47)                 1986        Senior Vice President of Finance
                                                since March 1998; Treasurer of
                                                the Company since May 1986;
                                                Executive Vice President of
                                                Finance and Administration,
                                                December 1994 to March 1998;
                                                Vice President of Finance of the
                                                Company, January 1991 to
                                                December 1994.

Roe H. Hatlen (55)                  1983        Co-Founder of the Company;
                                                Chairman and Chief Executive
                                                Officer of the Company since
                                                December 1983.

Thomas F. Hubbard (47)              1996        Formerly Executive Vice
                                                President of Real Estate and
                                                Development of the Company from
                                                September 1996 to December 1998;
                                                Vice President of Construction
                                                and Development for HomeTown
                                                Buffet from 1992 to September
                                                1996.

Kerry A. Kramp (43)                 1996        President of the Company since
                                                September 1996 and Chief
                                                Operating Officer since August
                                                1998; President of HomeTown
                                                Buffet from December 1995 to
                                                September 1996 and its Chief
                                                Operating Officer from May 1995
                                                to September 1996; Vice
                                                President of Operations of
                                                HomeTown Buffet from February
                                                1992 to December 1995.

                                 Executive      Principal Occupation and
                                  Officer       Business Experience
Name and Age                       Since        For Last Five Years
--------------------------------------------------------------------------------

H. Thomas Mitchell (42)             1998        Executive Vice President and
                                                Chief Administrative Officer
                                                since March 1998; General
                                                Counsel and Secretary of the
                                                Company since June 1995; Vice
                                                President from June 1995 to
                                                March 1998; Corporate Counsel
                                                from June 1994 to June 1995;
                                                General Counsel of Lend Lease
                                                Trucks, Inc. from 1992 to 1994.

Jean C. Rostollan (47)              1991        Executive Vice President of
                                                Purchasing since September 1996;
                                                Assistant Secretary of the
                                                Company since February 1992;
                                                Executive Vice President of
                                                Development and Purchasing,
                                                December 1994 to September 1996;
                                                Vice President of Purchasing and
                                                Distribution of the Company,
                                                September 1992 to December 1994.

C. Dennis Scott (52)                1996        Co-Founder and Vice Chairman
                                                since September 1996; Chief
                                                Operating Officer of the Company
                                                from September 1996 to August
                                                1998; Co-Founder of HomeTown
                                                Buffet; Director and Chief
                                                Executive Officer of HomeTown
                                                Buffet or its predecessor
                                                companies since 1989.

K. Michael Shrader (55)             1996        Executive Vice President of
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

                                 Executive      Principal Occupation and
                                  Officer       Business Experience
Name and Age                       Since        For Last Five Years
--------------------------------------------------------------------------------

Neal L. Wichard (56)                1996        Senior Vice President of Real
                                                Estate of the Company since
                                                September 1996; Co-Founder of
                                                HomeTown Buffet; Vice Chairman
                                                of HomeTown Buffet, October 1995
                                                to September 1996; Secretary and
                                                Director of HomeTown Buffet,
                                                July 1990 to September 1996;
                                                Executive Vice President of
                                                HomeTown Buffet, July 1990 to
                                                October 1995.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTER

     The information set forth under the caption "Market for the Company's Common Stock and Related Stockholder Matters" on page 26 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth under the caption, "Selected Consolidated Financial Data" on page 4 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 5 through 11 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" on page 11 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required under this Item 8 is incorporated herein by reference to pages 12 through 26 of the Company's 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference to the sections captioned "Number and Election of Directors," "Certain Information Regarding the Board of Directors of the Company" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 30, 1998. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION.

     Incorporated herein by reference to the section captioned "Compensation of Executive Officers" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 30, 1998; provided, however, that the subsection thereof entitled "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     Incorporated herein by reference to the similarly captioned section in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 30, 1998.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to the section captioned "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 30, 1998.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

     (a) The following documents are filed as part of this Report.

          1. Financial Statements

               Consolidated Balance Sheets at December 31, 1997 and December 30, 1998*

               Consolidated Statements of Operations for the Years Ended January 1, 1997, December 31, 1997 and December 30, 1998*

               Consolidated Statements of Stockholders' Equity for the Years Ended January 1, 1997, December 31, 1997, and December 30, 1998*

               Consolidated Statements of Cash Flows for the Years Ended January 1, 1997, December 31, 1997, and December 30, 1998*

               Notes to Consolidated Financial Statements*

               Independent Auditors' Report of Deloitte & Touche LLP*

*Incorporated herein by reference to pages 12 through 26 of the Company's 1998 Annual Report

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

               3(b) By-laws of the Company. (3)

               3(c) Form of  Rights  Agreement,  dated as of  October  24,  1995 between the Company and the American Stock Transfer & Trust Company, as Rights Agent. (4)

               4(a) Indenture  dated  as of  November  27,  1995  related  to 7%
                    Convertible  Subordinated Notes of HomeTown Buffet due 2002.
                    (5)

               4(b) First Supplemental  Indenture dated as of September 20, 1996 among the Company, HomeTown Buffet and Wells Fargo Bank, N.A. (6)

               10(a) 1985 Stock Option Plan. (7)*

               10(b) 1988 Stock Option Plan. (8)*

               10(c) 1995 Stock Option Plan. (9) The number of shares  available for grant was increased to 2,500,000 on May 12, 1998. (10)*

               10(d) 1997 Non-Employee Director Stock Option Plan. (10)*

               10(e) Second Amended and Restated Credit Agreement by and between the Company and First Bank National Association, now USBank National Association. (11)

               10(f) Amendment  No. 1 dated as of September  20,  1996 to Second
                     Amended and Restated Credit Agreement by and between the Company and First Bank National Association, now USBank National Association. (12)

               10(g) Amendment  No. 2 dated as of May 28, 1997 to Second Amended and Restated Credit Agreement by and between the Company and First Bank National Association, now USBank National Association. (13)

               10(h) Amendment No. 3 dated as of  September  12,  1997 to Second
                     Amended and Restated Credit Agreement by and between the Company and First Bank National Association, now USBank National Association. (14)

               10(i) Letter dated as of January 14,  1998 to Second  Amended and
                     Restated Credit Agreement by and between the Company and First Bank National Association, now USBank National Association. (15)

               10(j) Amendment  No. 4 dated  as of  October  1,  1998 to  Second
                     Amended and Restated Credit Agreement by and between the Company and USBank National Association. (16)

               10(k) Management Bonus Program. (17)

               10(l) 1991 HomeTown Buffet Stock Option Plan, as amended. (18)

               10(m) Consolidating Promissory  Note  issued by Kerry A. Kramp to the Company and related Stock Pledge Agreement, each dated December 31, 1996. (19)*

               10(n) Promissory  Note  issued by Thomas E. Hubbard  to  HomeTown
                     Buffet and related Pledge Agreement, each dated November 9, 1993. (20)*

               10(o) Promissory Note  issued by Thomas E.  Hubbard  to  HomeTown
                     Buffet and related Pledge Agreement, each dated August 13, 1996. (21)*

               10(p) Promissory  Note issued  by  Michael  Shrader  to  HomeTown
                     Buffet and related Pledge Agreement, each dated August 7, 1996. (22)*

               10(q) Employment  Agreement with Kerry A. Kramp  dated  September
                     20, 1996. (23)*

               10(r) Form of Franchise Agreement. (24)*

               11    Statement Regarding   Computation  of  Per  Share  Earnings
                     (Loss).

               13 Annual Report to Shareholders for the fiscal year ended December 30, 1998.

               21    Subsidiaries of the Company.

               23(a) Consent of Deloitte & Touche LLP.

               27(a) Financial Data Schedule.


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

(6) Incorporated by reference to Exhibit 4.7 to Registration Statement on Form 8-A dated November 7, 1996.

(7) Incorporated by reference to Exhibits to Registration Statement on Form S-1 dated October 25, 1985 (Registration No. 33-171).

(8) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 30, 1992.

(9) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended October 4, 1995.

(10) Incorporated by reference to the Proxy Statement for the May 12, 1998 Annual Meeting of Shareholders.

(11) Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 24, 1996.

(12) Incorporated by reference to Exhibit 4.5 to Registration Statement on Form 8-A dated November 7, 1996.

(13) Incorporated by reference to Exhibit 10.1 to Registration Statement on Form 8-A dated April 23, 1997.

(14) Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended October 8, 1997.

(15) Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for fiscal year ended December 31, 1997.

(16) Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended October 7, 1998.

(17) Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for fiscal year ended December 31, 1997.

(18)     Incorporated  by  reference  to  Exhibit  10.1  to  HomeTown   Buffet's
         Quarterly Report on Form 10-Q for the period ended April 24, 1996 (File No. 0-22402).

(19) Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for fiscal year ended January 1, 1997.

(20)     Incorporated by reference to Exhibits to HomeTown Buffet's Registration
         Statement   on  Form  S-1,  as  amended,   effective   March  23,  1994
         (Registration No. 33-75810).

(21) Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for fiscal year ended January 1, 1997.

(22) Incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for fiscal year ended January 1, 1997.

(23) Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the period ended October 9, 1996.

(24)     Incorporated   by  reference   from   Exhibits  to  HomeTown   Buffet's
         Registration Statement on Form S-1, as amended, effective September 22, 1993 (Registration No. 33-67326).

         (b)      Reports on Form 8-K.

         The Company filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 30, 1998.

                        ANNUAL REPORT AND PROXY STATEMENT

     With the exception of the matters specifically incorporated herein by reference to the Company's 1998 Annual Report to Shareholders or to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 1999, no other portions of the 1998 Annual Report to Shareholders or Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Buffets, Inc.

March 29, 1999                                       By /s/ Roe H. Hatlen
-------------------                                  ---------------------------
         Date                                        Roe H. Hatlen
                                                     Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Capacity                       Date
-----------                     ----------                      -------

/s/ Roe H. Hatlen               Chairman of the Board           March 29, 1999
------------------------        and Chief Executive
Roe H. Hatlen                   Officer (Principal
                                Executive Officer)

/s/ Clark C. Grant              Senior Vice President           March 29, 1999
------------------------        of Finance and Treasurer
Clark C. Grant                  (Principal Financial
                                Officer)

/s/ Marguerite C. Nesset        Vice President of               March 29, 1999
------------------------        Accounting and
Marguerite C. Nesset            Controller (Principal
                                Accounting Officer)

/s/ C. Dennis Scott             Vice Chairman of                March 29, 1999
------------------------        the Board and Director
C. Dennis Scott

/s/ Walter R. Barry, Jr.        Director                        March 29, 1999
------------------------
Walter R. Barry, Jr.

/s/ Marvin W. Goldstein         Director                        March 29, 1999
------------------------
Marvin W. Goldstein

/s/ Alan S. McDowell            Director                        March 29, 1999
------------------------
Alan S. McDowell

/s/ Michael T. Sweeney          Director                        March 29, 1999
------------------------
Michael T. Sweeney

                                  EXHIBIT INDEX

EXHIBITS

2        Agreement and Plan of Merger by and among
         the Company, Country Delaware, Inc.,
         and HomeTown Buffet, Inc......................Incorporated by Reference

3(a)     Composite Amended and Restated Articles
         of Incorporation..............................Incorporated by Reference

3(b)     By-laws of the Company........................Incorporated by Reference

3(c)     Form of Rights  Agreement, dated as of
         October 24, 1995 between the Company
         and the American Stock Transfer & Trust
         Company, as Rights Agent .....................Incorporated by Reference

4(a)     Indenture dated as of November 27, 1995
         related to 7% Convertible Subordinated
         Notes of HomeTown Buffet due 2002.............Incorporated by Reference

4(b)     First Supplemental Indenture dated as
         of September 20, 1996 among the Company,
         HomeTown Buffet and Wells Fargo Bank, N.A.....Incorporated by Reference

10(a)    1985 Stock Option Plan........................Incorporated by Reference

10(b)    1988 Stock Option Plan........................Incorporated by Reference

10(c)    1995 Stock Option Plan........................Incorporated by Reference

10(d)    1997 Non-Employee Director Stock
         Option Plan ..................................Incorporated by Reference

10(e)    Second Amended and Restated Credit
         Agreement by and between the Company
         and First Bank National Association,
         now USBank National Association...............Incorporated by Reference

10(f)    Amendment No. 1 dated as of September 20,
         1996 to Second Amended and Restated Credit
         Agreement by and between the Company
         First Bank National Association, now
         USBank National Association...................Incorporated by Reference

10(g)    Amendment No. 2 dated as of May 28, 1997
         to Second Amended and Restated Credit
         Agreement by and between the Company
         and First Bank National Association,
         now USBank National Association...............Incorporated by Reference

10(h)    Amendment No. 3 dated as of September 12,
         1997 to Second Amended and Restated Credit
         Agreement by and between the Company and
         First Bank National Association, now
         USBank National Association...................Incorporated by Reference

10(i)    Letter  dated as of January  14, 1998 to
         Second  Amended  and  Restated Credit
         Agreement by and between the Company
         and First Bank  National Association,
         now USBank National Association...............Incorporated by Reference

10(j)    Amendment No. 4 dated as of October 1,
         1998 to Second Amended and Restated Credit
         Agreement by and between the Company and
         USBank National Association...................Incorporated by Reference

10(k)    Management Bonus Program......................Incorporated by Reference

10(l)    1991 HomeTown Buffet Stock Option Plan,
         as amended....................................Incorporated by Reference

10(m)    Promissory Note issued by Kerry A. Kramp
         to the consolidating Company and related
         Stock Pledge Agreement, each dated
         December 31, 1996.............................Incorporated by Reference

10(n)    Promissory Note issued by Thomas E. Hubbard
         to HomeTown Buffet and related Pledge
         Agreement, each dated November 9, 1993........Incorporated by Reference

10(o)    Promissory Note issued by Thomas E. Hubbard
         to HomeTown Buffet and related Pledge
         Agreement, each dated August 13, 1996.........Incorporated by Reference

10(p)    Promissory Note issued by Michael Shrader
         to HomeTown Buffet and related Pledge
         Agreement, each dated August 7, 1996..........Incorporated by Reference

10(q)    Employment Agreement with Kerry A. Kramp
         dated September 20, 1996......................Incorporated by Reference

10(r)    Form of Franchise Agreement...................Incorporated by Reference

11       Statement Regarding Computation of Per
         Share Earnings (Loss).........................Filed Electronically

13       Annual Report to Shareholders for the
         fiscal year ended December 30, 1998...........Filed Electronically

21       Subsidiaries of the Company...................Filed Electronically

23(a)    Consent of Deloitte & Touche LLP..............Filed Electronically

27(a)    Financial Data Schedule.......................Filed Electronically