Form 10-Q
period 1999-04-21
BUFFETS INC
filed 1999-06-04
CIK 750274

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

 For Quarter Ended:                                   Commission File Number
  April 21, 1999                                              0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

       Minnesota                                       41-1462294
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

              YES  X                                      NO
                  ---                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                    Outstanding as of June 1, 1999
        -----                                    ----------- -- -- ------- ----
Common Stock, $.01 par value                            42,653,407 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------


 PART I.   FINANCIAL INFORMATION

 Item 1.   Consolidated Financial Statements:

           Consolidated Balance Sheets-
           December 30, 1998 and April 21, 1999......................       3

           Consolidated Statements of Operations-
           Sixteen Weeks ended April 22, 1998
           and April 21, 1999........................................       4

           Consolidated Statements of Cash Flows-
           Sixteen Weeks ended April 22, 1998 and
           April 21, 1999............................................       5

           Notes to Consolidated Financial
           Statements................................................       6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations................................................       7

PART II.   OTHER INFORMATION.........................................       25

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      DECEMBER 30,     APRIL 21,
                                                         1998            1999
                                                      -----------      --------
                    (in thousands, except per share amounts)

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..........................  $ 94,058        $86,490
   Receivable from landlords..........................     2,772            823
   Inventory..........................................     4,645          4,202
   Prepaid rents......................................     1,321          1,007
   Other current assets...............................     2,789          3,250
   Refundable income taxes............................     3,057            391
   Deferred income taxes..............................    13,302         14,008
                                                        --------        -------
      TOTAL CURRENT ASSETS............................   121,944        110,171

PROPERTY AND EQUIPMENT:
   Land...............................................    15,688         15,675
   Buildings..........................................    33,256         33,619
   Equipment..........................................   265,230        270,913
   Leasehold improvements.............................   225,764        230,727
                                                        --------       --------
                                                         539,938        550,934
   Less accumulated depreciation and amortization.....   205,356        217,184
                                                        --------       --------
                                                         334,582        333,750
GOODWILL, net of accumulated amortization of $2,424
 and $2,600, respectively.............................     8,507          9,360
OTHER ASSETS..........................................     1,816          6,652
                                                        --------       --------
                                                        $466,849       $459,933
                                                        ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable...................................  $ 32,436       $ 31,292
   Accrued payroll and related benefits...............    18,291         20,498
   Accrued rents......................................    18,076         17,354
   Accrued sales taxes................................     3,835          5,000
   Accrued insurance..................................     6,592          6,614
   Accrued store closing costs........................     6,197          5,826
   Other accrued expenses.............................     6,168          8,434
   Current portion of capital leases..................     2,116          1,833
                                                        --------       --------
      TOTAL CURRENT LIABILITIES.......................    93,711         96,851

LONG-TERM DEBT........................................    41,465         41,465
LONG-TERM PORTION OF CAPITAL LEASES...................       824            352
DEFERRED INCOME.......................................                      110
DEFERRED INCOME TAXES.................................    31,124         32,808
MINORITY INTEREST.....................................                      260

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized 5,000
      shares; none issued and outstanding
   Common stock, $.01 par value; authorized 60,000
      shares; issued and outstanding 45,021 and
      42,864 shares, respectively.....................       450            429
   Additional paid-in capital.........................   119,792        114,125
   Retained earnings..................................   179,483        173,533
                                                        --------       --------
      TOTAL STOCKHOLDERS' EQUITY......................   299,725        288,087
                                                        --------       --------
                                                        $466,849       $459,933
                                                        ========       ========

                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              SIXTEEN WEEKS ENDED
                                           --------------------------
                                           APRIL 22,         APRIL 21,
                                             1998              1999
                                           --------          --------
                    (in thousands, except per share amounts)

RESTAURANT SALES .....................     $256,829          $277,838

RESTAURANT COSTS:
    Food costs .......................       84,556            90,041
    Labor costs ......................       78,511            87,026
    Direct and occupancy costs .......       59,872            63,167
                                           --------          --------
      Total restaurant costs .........      222,939           240,234
                                           --------          --------

RESTAURANT PROFITS ...................       33,890            37,604

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES .............       17,893            21,744
OTHER SITE CLOSING COSTS..............          200               329
                                           --------          --------
                                             15,797            15,531

OTHER INCOME .........................          244               939
                                           --------          --------

EARNINGS BEFORE INCOME TAXES .........       16,041            16,470
INCOME TAXES .........................        6,176             6,260
                                           --------          --------

NET EARNINGS .........................     $  9,865          $ 10,210
                                           ========          ========

EARNINGS PER SHARE:
    Basic.............................         $.22              $.23
                                           ========          ========
    Diluted...........................         $.21              $.22
                                           ========          ========

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
    Basic.............................       45,399            44,238
    Diluted...........................       49,572            48,056


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   SIXTEEN WEEKS ENDED
                                                                 ------------------------
                                                                 APRIL 22,       APRIL 21,
                                                                   1998            1999
                                                                 --------        --------
                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings................................................    $ 9,865        $ 10,210
  Adjustments to reconcile net earnings
      to net cash provided by operating activities:
          Depreciation and amortization ......................     12,744          13,321
          Impairment of assets and site closing costs.........        200             329
          Tax benefit from early disposition of common stock .        125               7
          Deferred income.....................................       (121)            110
          Deferred income taxes ..............................       (410)            978
  Changes in assets and liabilities:
          Inventory ..........................................        918             496
          Other current assets ...............................       (889)            (67)
          Refundable income taxes.............................      1,313           2,666
          Other assets .......................................         39              (1)
          Accounts payable ...................................     (2,337)         (1,443)
          Accrued payroll and related benefits ...............      2,312           2,187
          Accrued store closing costs ........................       (677)           (471)
          Other accrued expenses .............................      3,686           2,573
          Income taxes currently payable .....................      4,132
                                                                  -------        --------

             Total adjustments................................     21,035          20,685
                                                                  -------        --------

             Net cash provided by operating activities........     30,900          30,895

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures ..................................    (13,509)        (11,110)
       Purchase of restaurant concept and two locations.......                     (6,742)
       Cash received from landlords ..........................        176           1,999
                                                                  -------        --------
             Net cash used in investing activities............    (13,333)        (15,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of capital leases.............................       (778)           (755)
       Proceeds from exercise of employees' stock options ....        653              98
       Repurchase of common stock.............................                    (21,953)
                                                                  -------        --------
             Net cash used in financing activities............       (125)        (22,610)
                                                                  -------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........     17,442          (7,568)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............     43,030          94,058
                                                                  -------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................    $60,472        $ 86,490
                                                                  =======        ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
       Interest (net of capitalized interest of $99 and
       $93 in 1998 and 1999, respectively)....................    $   285        $    935
       Income taxes ..........................................      1,016           2,609



                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of April 21, 1999 and the results of operations and cash flows for the sixteen weeks ended April 22, 1998 and April 21, 1999.

2. These statements should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1998 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 25 of this quarterly report.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share assumes conversion of convertible subordinated notes as of the beginning of the year and exercise of stock options using the treasury stock method, if dilutive. The following is a reconciliation of the numerators and denominators used to calculate diluted earnings per share:

                                             Sixteen       Sixteen
                                            Weeks Ended   Weeks Ended
                                             April 22,     April 21,
                                               1998          1999
                                            -----------   ------------
      Net earnings ........................   $ 9,865       $10,210
      Interest on convertible
       subordinated notes (after tax)......       552           555
                                              -------       -------

      Income available to common
       shareholders and assumed
       conversion..........................   $10,417       $10,765
                                              =======       =======

      Weighted average common
       shares outstanding..................    45,399        44,238
      Dilutive effect of:
       Convertible subordinated notes......     3,556         3,554
       Stock options.......................       617           264
                                              -------       -------
      Common shares assuming dilution......    49,572        48,056
                                              =======       =======

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

RESULTS OF OPERATIONS

SIXTEEN WEEKS ENDED APRIL 21, 1999

     RESTAURANT SALES. Restaurant sales of $277.8 million during the first sixteen weeks of 1999 represented a 8.2% increase over sales of $256.8 million for the comparable period of 1998, due to sales generated by new restaurants and a comparable restaurant sales increase of .8%. Four new restaurants opened, a 80% interest in two restaurants was acquired and one restaurant closed in the first quarter of 1999, bringing the total number of Company-owned restaurants to 391 at the end of the quarter (257 Old Country Buffets(R), 121 HomeTown
Buffets(R), seven The Original Roadhouse Grills(SM), two Tahoe Joe's Famous Steakhouse(R) [80% interest by HomeTown Buffet, Inc., 20% interest by David Fansler], two Country Roadhouse Buffet & Grill(SM), one Country Harvest Buffet(TM) and one PIZZAPLAY(SM)), compared to 364 restaurants open at the end of the comparable 1998 period. Average weekly sales per restaurant for the first sixteen weeks of 1999 increased .9% to $44,798 from $44,386 in the comparable period of 1998. New restaurants opened during the quarter generated average weekly sales well above the Company's first quarter average. Comparable sales per restaurant were up .8% for the comparable periods. The Company's price increases have been close to the inflation rate.

     RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs decreased to 86.5% for the first sixteen weeks of 1999 from 86.8% for the first sixteen weeks of 1998. Food costs as a percentage of restaurant sales decreased to 32.4% from 32.9%, primarily due to decreases in various grocery and meat products. Labor costs increased to 31.3% in 1999 from 30.6% in 1998 primarily due to an increase in hourly wages. Direct and occupancy costs decreased as a percentage of sales to 22.8% in 1999 from 23.3% in 1998, due to lower depreciation and insurance costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales, inclusive of marketing, increased to 7.8% in the first sixteen weeks of 1999 from 7.0% in the first sixteen weeks of 1998.

Such expenses in absolute terms were higher at $21.7 million for the first sixteen weeks of 1999 from $17.9 million in the comparable period of 1998, primarily as a result of increases in advertising in 1999 compared to the first quarter of 1998 which had no advertising in February 1998. Advertising costs as a percentage of restaurant sales were 2.5% in 1999 compared to 1.7% in 1998. The Company is anticipating increasing its marketing spending in 1999 to approximately $23.3 million which includes the development of four new television commercials which started airing in March of 1999.

     INCOME TAXES. Income taxes were 38.0% of earnings before taxes for the 1999 quarter and 38.5% in the 1998 quarter.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's restaurants generate cash immediately through sales. The majority of new restaurants are profitable within the first period after opening. The Company does not have significant assets in the form of trade receivables or inventory, and often receives several weeks of trade credit from food and supply purveyors; therefore, the Company's operations generate substantial cash which is available to fund new restaurants. The investment of cash flow from operations in restaurant property and equipment may result in a "working capital deficit" (current liabilities exceeding current assets) which, to a considerable extent, represents interest-free financing from trade creditors that the Company intends to continue to utilize.

     The Company currently has an unsecured revolving line of credit of up to $50 million with interest payable at the option of the Company at the applicable "eurodollar rate", "certificate of deposit rate", or the "reference rate" of the bank at the time of the advance. On October 1, 1998, the Company amended the agreement to reduce the commitment fee to .1875% per annum on the unused base commitment amount, currently $20 million, and .05% per annum on the unused reserve commitment amount, currently $30 million. On July 1, 1999, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2002. As of and for the years ended December 31, 1997 and December 30, 1998, the Company had no borrowings outstanding under this credit line.

     In 1995, HomeTown Buffet issued $41.5 million in aggregate principal amount of 7.0% subordinated convertible notes due on December 1, 2002. The notes are convertible into shares of the Company's common stock at a conversion price of $11.67, subject to adjustment under certain conditions, at any time until maturity. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The notes became redeemable in whole or in part, at the option of the Company, at any time on or after December 2, 1998. During 1998, $35,000 of the notes were converted into 3,000 shares of common stock at the discretion of the debtholder.

     The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open a total of approximately 15 to 18 new restaurants with two new Original Roadhouse Grills and three buffet restaurants already opened at May 17, 1999. The new restaurants will primarily be freestanding restaurants, including five to seven Original Roadhouse Grills and one new Tahoe Joe's. In addition to new construction, the Company intends to convert one prior Country Harvest Buffet Restaurant to an Original Roadhouse Grill, and to convert one Old Country Buffet restaurant to a Country Roadhouse Buffet and Grill during 1999.

     On May 12, 1998, the Company's Board of Directors authorized the expenditure of up to $40 million for the purchase of outstanding shares of the Company's common stock, to be effected from time to time in transactions on the Nasdaq National Market or otherwise. During the first quarter of 1999, the Company repurchased $22 million of its common stock (2,170,000 shares at an average price of $10.12). Subsequent to the quarter end, the Company repurchased $5.7 million of its common stock (560,000 shares at an average price of $10.23). As of June 3, 1999, the Company had repurchased a total of 3,486,000 shares at an average of $10.94 per share or $38.1 million.

     On April 7, 1999, the Company acquired a 80% interest in Tahoe Joe's Inc., an operator of the two restaurant Tahoe Joe's Famous Steakhouse concept, for $7 million.

     On June 3, 1999, the Company's Board of Directors authorized the expenditure of up to an additional $40 million for the purchase of outstanding shares of the Company's common stock, to be effected from time to time in transactions on the Nasdaq National Market or otherwise.

     The Company expects to spend $8 to $10 million in various remodeling and improvement costs in 1999 at existing buffet restaurant facilities. In addition, the Company periodically evaluates the purchase of existing restaurants and/or restaurant concepts.

     The Company also expects to spend $9.0 to $10.0 million during 1999 on its new corporate office location in Eagan, Minnesota with the completion date scheduled for the first quarter of 2000.

     The Company has traditionally located its restaurants within or adjacent to strip or neighborhood shopping centers in principally leased facilities. However, depending upon the availability of suitable mall locations, or in order to obtain optimal locations within particular markets, the Company also purchases or ground-leases land on which it constructs freestanding restaurants. It is anticipated that all but one of the restaurants to be opened in 1999 will be freestanding units. The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. If the Company further pursues development of freestanding locations, the cost per location and related cash requirements will increase substantially over the Company's historical costs of development and will not be offset by landlord contributions that typically have been associated with in-line mall locations.

     Sources of capital for restaurants to be opened or converted in 1999 and early 2000 are anticipated to be funds from existing cash and cash equivalents, cash provided by operations, credit received from trade suppliers, landlord contributions for leasehold improvements and current and expected future bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants and conversions included in the Company's restaurant development plans for 1999 and early 2000. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate. The Company has not paid any cash dividends on its common stock and, pursuant to its credit agreement, is restricted from declaring or paying cash dividends without the approval of the Company's lender.

NON-PERFORMING RESTAURANTS

     The Company evaluates impairment of individual restaurants whenever events or changes in circumstances indicate the carrying amount of a restaurant may not be recoverable. If individual restaurant sales during the year do not meet management's expectations it is reasonably possible, although not currently quantifiable, that the Company will incur impairment charges. The Company has reviewed all underperforming locations and is considering options for these locations including expanding advertising or conversion to a different brand or concept.

FORWARD-LOOKING INFORMATION

     This Form 10-Q, together with the Company's Form 10-K and other ongoing securities filings, press releases, conference calls and discussions with securities analysts, and other communications contains certain forward-looking statements that involve risks and uncertainties. These statements relate to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the Company through use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. The Company's actual results could differ materially from those disclosed in these statements, to various factors, including the following "RISK FACTORS" and factors set forth elsewhere in this Form 10-Q. The Company assumes no obligation to publicly release the results of any revision or updates to forward-looking statements or these risk factors to reflect future events or unanticipated occurrences.

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

     The Company also shares a risk common to all multi-unit foodservice businesses. Specifically, one or more instances of food-borne illness in a Company or franchised restaurant, poor health inspection scores, or negative publicity can have a material negative impact extending far beyond the restaurant involved to affect some or all of the Company's other foodservice operations. This risk exists even if it is later determined that the incidents were wrongly attributed to the Company's restaurants, or that the negative publicity was false or misleading.

     The Company's buffet restaurants utilize a service format that is heavily dependent upon self-service by its customers. Any development that would materially impede or prohibit the Company's continued use of a self service food service approach would have a material adverse impact on the Company's primary business.

     The Company has from time to time pursued various research and development concepts. These have related to its core buffet restaurant business as well as its non-buffet restaurant business. These are undertaken on a trial basis only and the opening of such restaurants does not necessarily indicate that the Company will expand the concepts.

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

     The Company has not experienced a significant overall impact from inflation. If operating expenses increase due to inflation, the Company recovers increased costs by increasing menu prices. However, competition may limit or prohibit such increases, as discussed in the section below entitled "COMPETITIVE RISKS."

     Previous results at the Company's restaurants and at the Company overall may not be indicative of future performance, as a result of any or all of the risk factors discussed in the various sections in this report 10-K incorporating the words "RISK FACTORS."

                  HUMAN RESOURCE RELATED RISKS

     The Company operates in the service industry and is extremely dependent upon the availability of qualified restaurant personnel. Availability of staff varies widely from location to location. Difficulty in recruiting and retaining personnel can increase the cost of restaurant operations and temporarily delay the openings of new restaurants. It can also cause higher employee turnover in the affected restaurants. Additionally, competition for qualified employees exerts pressure on wages paid to attract qualified personnel, resulting in higher labor costs, together with greater expense to recruit and train them.

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

                  RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE

                           YEAR 2000 ISSUE OVERVIEW

     The "Year 2000 Issue" is a term used to describe the inability of some computer hardware and software to operate properly as the date January 1, 2000 approaches, and beyond. Year 2000 Issues can arise in unexpected areas. Traditional computer hardware and software and information technology ("IT") is not the only technology at risk. For example, things such as employee time clocks, cash registers, and food ordering systems, as well as many other technologies sometimes referred to as non-IT systems ("non- IT"), could be impacted. Unless stated to the contrary, for purposes of this Year 2000 Update, the term "System(s)" shall be interpreted as broadly as possible to include every IT and non-IT system, including computer, hardware, software, process, system, application or technology that has the potential of being adversely affected by the Year 2000 Issue.

     The Year 2000 Issue is centered on whether Systems will properly recognize date-sensitive information. Many Systems are coded to accept only two digit date data. As the year 2000 nears, Systems processing date information will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." The inability to recognize or properly treat dates may cause Systems to be unable to process financial, operational, and other information, or may generate inaccurate results.

     Because of the peculiarities of individual Systems, the Year 2000 Issue may have an effect both before and after January 1, 2000. It is not a problem unique to the "snapshot" of time on New Year's Day 2000. To the contrary, merely because a System works properly on January 1, 2000 does not mean that it is immune from date related failures on other dates including, for example, leap year's day and others.

     Recent press treatment of the Year 2000 Issue has suggested that the general population may dramatically change their buying practices and lifestyle as the new millennium approaches. Significant negative changes in consumer buying patterns could materially adversely affect the Company's business and financial results, whether related to the Year 2000 Issue or otherwise, and regardless of whether such patterns have any bearing on the Company's assessments and efforts with respect to the Year 2000 Issue. Conversely, if consumers choose to dine away from home more frequently as a consequence of the Year 2000 Issue or otherwise, the Company's business could be enhanced. It is presently impossible to assess how, and when, the public will respond to the Year 2000 Issue or the extent, if any, that consumer reactions will impact the Company's business.

     The Company has taken, and will continue to take, actions intended to minimize the impact of the Year 2000 Issue, although it is impossible to eliminate these risks entirely. Unfortunately, there is no single test that can be used to conclusively determine whether Systems are immune to the Year 2000 Issue. To the contrary, new Year 2000 risks are regularly identified by the technology community. Also impeding Year 2000 Issue testing is the high degree of integration between various Systems and the impracticality or impossibility of conducting full-scale live testing. Consequently, interrelated Systems believed secure in a test environment could conceivably fail when operating together under realistic workloads.

                           PREEXISTING SYSTEMS UPGRADES

     The Company's major information Systems at its corporate office have been largely upgraded or replaced in the ordinary course of business over the past four years. The Year 2000 Issue was one of the many factors considered in the selection and implementation of these Systems enhancements.

     Following the Company's merger with HomeTown Buffet, Inc. in September 1996, the Finance, Accounting, and Information Services Departments evaluated the adequacy of their existing Systems in the context of current and future needs. A subsequent upgrade program was undertaken to increase processing speed of these systems and to handle capacity to handle future Company growth. This program eventually entailed the replacement of the central computers running the Company's accounting software, as well as changes in those computers' operating system, including extensive revisions to the financial accounting software. These upgrades were conducted in the ordinary course of business and are not included in the costs discussed below. However, the improvements had the incidental benefit of assisting with Year 2000 Issue readiness. The accounting Systems upgrade project was finalized in November, 1998.

     The Company also undertook a program to replace all of its existing corporate personal computers in response to a broad-based independent consulting study of the Information Services Department. Although the personal computer upgrade was motivated by the desire to bring the equipment to a uniform standard and to enhance performance, a number of the older computers were not Year 2000 Issue compliant. Consequently, the cost of the personal computer upgrade program, including associated software, installation contractor costs, and end-user training, is included in the "Y2K Project Cost" table shown below. Substantially all of the corporate office personal computers were upgraded or replaced in 1998, while personal computer upgrades at the Company's restaurant were 93% complete as of May 30, 1999.

                           THE COMPANY'S Y2K PROJECT

     The Company's project to address the Year 2000 Issue involves three phases; inventory, assessment, and remediation/testing (collectively, the "Y2K Project"). The status of these three phases, and best current estimates of completion, are shown in the table below captioned "Y2K PROJECT SCHEDULING".

     The previously described upgrades to the Company's accounting Systems delayed the implementation of the second two phases of the Y2K Project since such efforts would have been needlessly expended on Systems bound for replacement. Following the late 1998 completion of the accounting Systems upgrade, the Company engaged a full time on-site consultant to act as project manager overseeing the Y2K Project in conjunction with a Y2K Steering Committee acting under the direction of the Executive Committee. The use of a third party for this purpose is also intended to maintain an independent perspective on the Company's efforts relative to Year 2000 Issue readiness.

                    Y2K PROJECT SCHEDULING AS OF MAY 17, 1999
                    -----------------------------------------

   Activity                      Start Date          End Date       % Complete
   --------                      ----------         ----------      ----------
Inventory phase                  03/13/1997         05/02/1998        100%
Assessment phase                 02/05/1999         07/15/1999         43%
Remediation/testing phase        03/30/1999         09/30/1999         19%

     During the course of the remediation/testing phase of the Y2K Project, the Company is attempting to utilize a bottom-to-top approach of entering data through simulated store level Systems, pass the data to the headquarters financial accounting Systems, manipulate that data at headquarters and enter other financial information through the Accounting, Human Resources, and other departments, and generate reports through the Information Services Department. In this way, the Company intends to exercise many representative System components to test overall Year 2000 Issue readiness. The remediation/testing program will test many non-IT Systems including restaurant point-of-sale systems, time clocks, credit card equipment, environmental controls, security systems, and telephone systems. It is presently anticipated that at least eight restaurants will be utilized in the user test in a simulated setting. Although the Company believes that the simulation will yield sufficient information to gauge Year 2000 Issue readiness, full load testing in a real environment (which is presently deemed impractical without materially disrupting or degrading current operations) could reveal unexpected problems.

     Since unanticipated expenses may arise over the course of the Y2K Project, the Company is unable to project with accuracy the total expected costs to achieve Year 2000 Issue readiness. With this caution, however, the Company has attempted to estimate such costs in the table shown below. The Company does not allocate the value of time expended by corporate office personnel when considering Y2K Project costs, and no special account has been established to track Y2K Project costs generally. The estimated costs during 1999 to complete the assessment and the testing phases are estimated to be 15% of the Company's 1999 Information Services $4.8 million budget. The costs of the Company's Y2K Project are being funded with cash flows from operations. The Company's overall Information Services Department expenditures for the preceding two fiscal years, and project cash expenditures for 1999, are also shown for comparison purposes.

                               Y2K PROJECT COSTS*
                               ------------------

                                             Through
   Cash                                       May 17,     Remaining
Expenditures            1997        1998       1999         1999        1997-99
------------         --------     -------    --------     ---------    ---------

Consultant Fees**    $183,000          $0    $224,000      $474,000   $  881,000
Hardware Upgrades           0     392,000     840,000       262,000    1,494,000
Software Upgrades           0     125,000     384,000        54,000      563,000
                                                                      ----------

Currently Expected Total Y2K Project Costs, 1997-1999:                $2,938,000
                                                                      ==========

Notes:
  * Of the $2,938,000 total expected Y2K Project costs, $2,196,000 or 75% relates to personal computer upgrades conducted in the ordinary course of business that are included in the table merely because of their ancillary benefit of assisting with Year 2000 Issue readiness (consisting of $722,000 for installation, training and related consulting fees, $911,000 for hardware upgrades, and $563,000 for software).

  ** Various consultants have been engaged to supplement the Company's internal efforts on the Y2K Project. The first was engaged in 1997 to address the inventory phase. The costs shown for 1997 were principally related to a general overview of the Company's Information Services Department rather than the Year 2000 issue specifically, but are shown lacking further cost segregation.

                           YEAR 2000 ISSUE RISKS AND CONTINGENCY PLANS

     The Company is dependent on computer processing in its business activities and the Year 2000 Issue creates risk for the Company from unforseen problems in the Company's Systems and from third parties with whom the Company does business.

                                    INTERNAL YEAR 2000 RISKS

     Risks of Systems failure at the restaurant level include, but are not limited to, the following examples. The failure of automated environmental controls at a Company restaurant could result in inhospitable conditions requiring temporary closure. The failure of cash register systems or credit card processing terminals would force reversion to manual sales tracking methods that could slow both the throughput of guests, and in the instance of credit cards, the recognition of income. The failure of personal computers in a restaurant could prevent the daily polling of store financial information by the corporate headquarters, to account for store results, cash deposits, and payroll processing. Since these computers are also used to order food from suppliers and analyze food and labor costs, store management could be forced to revert to manual methods that are less effective or efficient and which could increase the cost of food and labor. Telecommunication failures could result in loss of sales due to customer inability to reach the stores, as well as make the communication of store results impossible.

     Risks of Systems failure at the corporate level include, but are not limited to, the following examples. There may be temporary inability to conduct normal accounting and financial functions due to incomplete store data or due to System aberrations or failures at the Company headquarters. The absence of data normally utilized by management in the supervision of the Company's restaurants could make such oversight difficult and less effective, increasing costs until the data is restored. Telecommunications risks would parallel those at the store level. A coordinated computer, software and telecommunication System is used to sweep cash from local depositories into central accounts. The failure of any element of this System could cause interruptions in the availability of cash to meet Company liabilities. Similar risks exist with respect to an integrated payroll system consolidating store and corporate data and passing it on to a third party payroll contractor. The Y2K Project is very labor dependent, both in terms of internal human resources in the Information Services Department as well as with key outside vendors. Recent staffing shortages in the Information Services Department may impede completion of the assessment and remediation/testing phases of the Y2K plan although the Company currently believes that these resource requirements can be filled by outside consultants. The Y2K Project has resulted in the rescheduling of certain IT projects of lesser priority, although it is not anticipated that this re-prioritization will alone adversely affect the Company's financial condition or results of operations.

                                    EXTERNAL YEAR 2000 RISKS

     It is conceivable that the Company's Year 2000 Issue risks arise more from external factors than they do from internal sources. This is because of the Company's heavy reliance on vendors to supply the key items necessary to run its restaurants. Unfortunately, the Company has little, if any, control over many of these external parties and is unlikely to obtain adequate levels of assurance that they have prepared sufficiently to be ready for the Year 2000 Issue.

     For a restaurant to be able to generate revenue, it must be open for business during its normal operating hours, staffed, lit, heated, and supplied with foodstuffs and other supplies necessary to serve its guests. External factors that could prevent these things from occurring include, by example: the inability to open due to lack of power or utilities; lack of food and other supplies due to service interruptions involving suppliers or distributors; and inability to access the restaurants due to malfunctioning security systems controlled by others or other facilities related impediments.

     At a corporate level, third parties are relied upon extensively for certain services, particularly in the Payroll and Information Services Departments. For example, a failure of the payroll vendor to supply payroll checks would interrupt the flow of compensation to employees which could jeopardize staffing throughout the organization. It currently appears unlikely that the Company's external payroll services vendor will have undertaken significant testing prior to January 1, 2000 utilizing data and systems unique to the Company.

     Common external risks to both the Company's corporate and restaurant operations include interruptions in utilities to the Company's facilities, whether related to electrical, natural gas, water, sewer, waste removal, or telephone or data transmission services.

     The Company has sent 70 letters to vendors of critical IT services, significant food and material vendors, and utilities, among others, in an attempt to obtain certifications of their readiness with respect to the Year 2000 Issue. To date, seven of the letters, or 10%, have been returned. Substantially complete certifications have been received from only three of the 19 most significant suppliers of key software and hardware at the corporate office. The utility and telecommunication firms have been quite conditional in their expressions of Year 2000 Issue readiness, typically linking their readiness to the preparedness of unrelated parties (for example, other contributors to the national power grid). Consequently, the responses are given little weight. Of the Company's primary food distributors, it has received four certifications out of 41 initial requests sent to date.

     While the Company will continue to seek vendor readiness certifications relative to the Year 2000 Issue, it is expected that many companies will fail to provide such documentation, whether due to liability concerns or otherwise. Consequently, the Company is taking this factor into account, wherever possible when formulating its various contingency plans.

                                    MAGNITUDE OF YEAR 2000 ISSUE RISKS

     Any individual risk listed above, if experienced on a broad enough scale and of lengthy duration, could have a material adverse effect on the Company's results of operations, liquidity, and financial condition. This makes it very difficult to accurately anticipate a worst case scenario resulting from Year 2000 Issue Risks since more than one risk factor could exist. Subject to this proviso, the Company anticipates that the worst case Year 2000 Issue scenario would involve the closure for a material period of time of most or all of the Company's restaurants due to national utility interruptions, coupled with adverse changes in customer spending patterns. The most likely risk scenario may instead be more localized closures of individual restaurants, or groups of restaurants in a particular city, due to utility interruption or failure to receive necessary food and other supplies. The Company believes that its core business - the operation of principally buffet style restaurants, may be somewhat less vulnerable to Year 2000 Issues than entities more dependent on IT and non-IT systems, such as processor dependent manufacturers or technology driven firms. So long as the restaurants can be kept open to the public in the manner they are accustomed, the failure of Systems associated with "back of the house" activities, such as administrative and corporate office functions, should have modest effects on "front of the house" revenue producing activities.

                           CONTINGENCY PLANS

     Contingency Plans for the Year 2000 Issue are being developed as part of the third phase of the Y2K Project, remediation/testing. These plans are being developed for every department in the Company and address both internal and external Year 2000 Issue risks. The most critical of these plans, related to restaurant operations, was completed on May 31, 1999. For sake of illustration, this plan has procedures for manually recording and reporting sales transactions, it addresses supply shortages from key distributors, and delineates various other contingency items. It is anticipated that the remainder of the contingency plans will be completed by July 31, 1999. Due to the evolving nature of the Year 2000 Issue risks, it is expected that the Company's contingency plans will be revised over time.

     The Company's risk assessment of the Year 2000 Issue is based on the Company's current knowledge, and could in hindsight prove incomplete and possibly overstate or understate the actual risk's faced by the Company. Similarly, the ability of the Company to address the Year 2000 Issue in the manner and within the cost estimates described above could be adversely affected by negative findings arising during the course of testing systems and implementing solutions or contingency plans.

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

                  The Company and seven of its present and/or former directors and executive officers have been named as defendants in a Corrected, Third, Amended Consolidated Class Action Complaint (the "third complaint") brought on behalf of a putative class of all purchasers of common stock of the Company from October 26, 1993 through October 25, 1994 (the "class period") in the United States District Court for the District of Minnesota. The third complaint alleges that the defendants made misrepresentations and omissions of material fact during the class period with respect to the Company's operations and restaurant development activities, as a result of which the price of the Company's stock allegedly was artificially inflated during the class period. The third complaint further alleges that certain defendants made sales of common stock of the Company during the class period while in possession of material undisclosed information about the Company's operations and restaurant development activities. The Plaintiff alleges that the defendants' conduct violated the Securities Exchange Act of 1934 and seek damages of approximately $90 million and an award of attorneys fees, costs and expenses.

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

                  Management of the Company continues to believe that the action is without merit and is vigorously defending it. On May 28, 1999, the defendants served their motion for summary judgment on all claims. Plaintiffs also moved for partial summary judgement against the Company and Mr. Hatlen for a portion of Class Period. The motions have not yet been scheduled for hearing. The defendants have given notice of the plaintiffs' claim to its insurance carrier. The insurance company is reimbursing the defendants for a portion of the costs of defense under a reservation of rights. Although the outcome of this proceeding cannot be predicted with certainty, the Company's management believes that while the outcome may have a material effect on earnings in a particular period, the probability of a material effect on the financial condition of the Company, not covered by insurance, is slight.

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


                                  BUFFETS, INC.
                                  (Registrant)



Date:  June 4, 1999





                                               /s/ Roe H. Hatlen
                                               ----------------------------
                                               Roe H. Hatlen
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)



                                               /s/ Clark C. Grant
                                               ----------------------------
                                               Clark C. Grant
                                               Senior Vice President of
                                               Finance and Treasurer
                                               (Principal Financial
                                               Officer)

                                  EXHIBIT INDEX


           Exhibits                                         Page
           --------                                         ----

3(a)       Composite Amended and Restated
           Articles of Incorporation................ Incorporated by Reference

3(b)       By-laws of the Company................... Incorporated by Reference

4(a)       Form of Rights Agreement, dated as
           of October 24, 1995 between the
           Company and the American Stock Transfer
           and Trust Company, as Rights Agent....... Incorporated by Reference

27         Financial Data Schedule ................. Filed Electronically


--------------------