Form 10-Q
period 1999-07-14
BUFFETS INC
filed 1999-08-30
CIK 750274

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For Quarter Ended:                                       Commission File Number
  July 14, 1999                                                   0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

       Minnesota                                      41-1462294
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


                YES  X                                      NO
                    ----                                       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding as of August 27,1999
         -----                                  ----------- -- -- --------------
Common Stock, $.01 par value                            42,120,329 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

 PART I.    FINANCIAL INFORMATION

 Item 1.    Consolidated Financial Statements:

            Consolidated Balance Sheets-
            December 30, 1998 and July 14, 1999........................... 3

            Consolidated Statements of Operations- Twenty-Eight Weeks ended July 15, 1998 and July 14, 1999 and Twelve Weeks ended
            July 15, 1998 and July 14, 1999 .............................. 4

            Consolidated Statements of Cash Flows-
            Twenty-Eight Weeks ended July 15, 1998
            and July 14, 1999............................................. 5

            Notes to Consolidated Financial
            Statement .................................................... 6

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................... 7

 PART II.   OTHER INFORMATION ............................................26

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  DECEMBER 30,    JULY 14,
                                                                     1998           1999
                                                                  -----------     -------
                    (in thousands, except par value amounts)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................................  $ 94,058     $ 97,350
   Receivable from landlords .....................................     2,772        1,125
   Inventory......................................................     4,645        4,163
  Prepaid rents...................................................     1,321        1,770
  Other current assets ...........................................     2,789        3,043
   Refundable income taxes........................................     3,057
  Deferred income taxes ..........................................    13,302       14,593
                                                                    --------      -------
      TOTAL CURRENT ASSETS .......................................   121,944      122,044

PROPERTY AND EQUIPMENT:
   Land...........................................................    15,688       16,590
   Building.......................................................    33,256       34,590
   Equipment .....................................................   265,230      273,481
   Leasehold improvements ........................................   225,764      232,500
                                                                    --------     --------
                                                                     539,938      557,161
   Less accumulated depreciation and amortization ................   205,356      223,476
                                                                    --------     --------
                                                                     334,582      333,685

GOODWILL, net of accumulated amortization of $2,424 and
   $2,828, respectively ..........................................     8,507        9,148
OTHER ASSETS .....................................................     1,816        6,584
                                                                    --------     --------
                                                                    $466,849     $471,461
                                                                    ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..............................................  $ 32,436     $ 31,369
   Accrued payroll and related benefits ..........................    18,291       21,183
   Accrued rents .................................................    18,076       18,091
   Accrued sales taxes ...........................................     3,835        5,660
   Accrued insurance..............................................     6,592        6,375
   Accrued store closing costs....................................     6,197        5,752
   Other accrued expenses ........................................     6,168        7,986
   Income taxes payable...........................................                  4,002
   Current portion of capital leases..............................     2,116        1,661
                                                                    --------      -------
      TOTAL CURRENT LIABILITIES ..................................    93,711      102,079

LONG-TERM DEBT ...................................................    41,465       41,465
LONG-TERM PORTION OF CAPITAL LEASES...............................       824
MINORITY INTEREST.................................................                    271
DEFERRED INCOME ..................................................                     73
DEFERRED INCOME TAXES ............................................    31,124       33,554

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized 5,000 shares;
      none issued and outstanding
   Common stock, $.01 par value; authorized 60,000 shares;
      issued and outstanding 45,021 and
      42,266 shares, respectively ................................       450          423
   Additional paid-in capital ....................................   119,792      112,652
   Retained earnings .............................................   179,483      180,944
                                                                    --------     --------
      TOTAL STOCKHOLDERS' EQUITY .................................   299,725      294,019
                                                                    --------     --------
                                                                    $466,849     $471,461
                                                                    ========     ========
                 See Notes to Consolidated Financial Statements.

                                        3

                         BUFFETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                       TWENTY-EIGHT WEEKS ENDED      TWELVE WEEKS ENDED
                                       ------------------------      ------------------
                                          JULY 15,    JULY 14,       JULY 15,   JULY 14,
                                           1998        1999           1998       1999
                                          -------     -------        -------    -------
                                               (in thousands, except per share amount)

RESTAURANT SALES........................  $461,408    $500,875      $204,579   $223,037

RESTAURANT COSTS:
         Food costs ....................   150,029     159,533        65,473     69,492
         Labor costs ...................   138,689     155,076        60,178     68,050
         Direct and occupancy costs        106,838     112,930        46,966     49,763
                                          --------    --------      --------   --------
         Total restaurant costs ........   395,556     427,539       172,617    187,305
                                          --------    --------      --------   --------

RESTAURANT PROFITS .....................    65,852      73,336        31,962     35,732

SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES........    31,455      37,885        13,562     16,141
OTHER SITE CLOSING COSTS                       200       1,148                      819
                                          --------    --------      --------   --------
                                            34,197      34,303        18,400     18,772

OTHER INCOME ...........................       697       1,683           453        744
                                          --------    --------      --------   --------
EARNINGS BEFORE INCOME TAXES ...........    34,894      35,986        18,853     19,516

INCOME TAXES ...........................    13,435      13,675         7,259      7,415
                                          --------    --------      --------   --------

NET EARNINGS ...........................  $ 21,459    $ 22,311      $ 11,594   $ 12,101
                                          ========    ========      ========   ========


EARNINGS PER SHARE:
         Basic..........................      $.47       $.51           $.25       $.28
                                          ========   ========       ========   ========
         Diluted........................      $.45       $.49           $.24       $.27
                                          ========   ========       ========   ========

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
         Basic..........................    45,471     43,499         45,567     42,514
         Diluted........................    49,972     47,362         50,506     46,437


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Twenty-Eight Weeks Ended
                                                                                ------------------------
                                                                                JULY 15,        JULY 14,
                                                                                 1998            1999
                                                                                -------        --------
                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings ..................................................     $21,459          $22,311
            Adjustments to reconcile net earnings
               to net cash provided by operating activities:
              Depreciation and amortization ...............................      22,499           23,429
               Impairment of assets and site closing costs.................         200            1,148
              Tax benefit from early disposition of
                 common stock..............................................         557               29
              Deferred income..............................................        (212)              73
              Deferred income taxes .......................................        (517)           1,139
              Changes in assets and liabilities net of acquisitions:
                 Inventory ................................................       1,036              535
                 Other current assets .....................................      (1,940)            (623)
                 Refundable income taxes...................................       1,313            3,057
                 Other assets .............................................          95              (14)
                 Accounts payable .........................................      (1,669)          (1,366)
                 Accrued payroll and related benefits .....................       2,170            2,872
                 Accrued store closing costs...............................        (291)            (645)
                 Other accrued expenses ...................................       5,106            3,283
                 Income taxes payable .....................................      10,729            4,002
                                                                                -------          -------

                 Total adjustments ........................................      39,076           36,919
                                                                                -------          -------

                 Net cash provided by operating activities.................      60,535           59,230

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures, net of retirements ......................     (20,358)         (22,037)
            Purchase of eleven restaurants.................................      (5,557)
            Purchase of restaurant concepts and two locations..............                       (6,742)
            Cash received from landlords ..................................       1,127            2,166
                                                                                -------          -------

                 Net cash used in investing activities ....................     (24,788)         (26,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from exercise of employee stock options...............       2,534              253
            Repurchase of common stock.....................................                      (28,299)
            Payments on capital leases.....................................      (1,334)          (1,279)
                                                                                -------          -------

                 Net cash provided by (used in)
                  financing activities ....................................       1,200          (29,325)
                                                                                -------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................      36,947            3,292

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............................      43,030           94,058
                                                                                -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................     $79,977          $97,350
                                                                                =======          =======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
            Interest (net of capitalized interest of $149
               and $167 in 1998 and 1999, respectively)....................     $ 1,846          $ 1,583
            Income taxes ..................................................       1,353            5,448

                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of July 14, 1999 and the results of operations for the twelve weeks ended July 15, 1998 and July 14, 1999 and the results of operations and cash flows for the twenty-eight weeks ended July 15, 1998 and July 14, 1999.

2. These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1998 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 26 of this quarterly report.

3. On April 7, 1999, the Company acquired a 80% interest in Tahoe Joe's, Inc., an operator of the two restaurant Tahoe Joe's Famous Steakhouse concept, for approximately $6.7 million, net of liabilities and cash acquired.

4. On July 14, 1999, the Company extended the expiration date of its $50 million unsecured revolving line of credit to June 30, 2002. On July 1, 2002, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three year term loan, maturing at July 1, 2005. Among other things, pursuant to the agreement with the lender, the Company is required to maintain specified levels of net worth, is limited in net capital expenditures to $90 million in any fiscal year, is required to meet various financial performance criteria, and is restricted from declaring or paying cash dividends to shareholders without lender's approval. Quarterly, the Company is required to pay a commitment fee equal to 3/16 of 1% per annum on the unused base commitment amount of the revolving line of credit, $20 million, and 1/20 of 1% per annum on the unused reserve commitment amount of $30 million.

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

                                   Twenty-Eight  Twenty-Eight   Twelve      Twelve
                                   Weeks Ended   Weeks Ended  Weeks Ended  Weeks Ended
                                     July 15,      July 14,     July 15,    July 14,
                                       1998         1999         1998        1999
                                   -----------   -----------  -----------  -----------
Net earnings .......................  $21,459       $22,311     $11,594     $12,101
Interest on convertible
 subordinated notes (after tax).....      962           970         412         415
                                      -------       -------     -------     -------

Income available to common
 shareholders and assumed
 conversion ........................  $22,421       $23,281     $12,006     $12,516
                                      =======       =======     =======     =======

Weighted average common
 shares outstanding.................   45,471        43,499      45,567      42,514
Dilutive effect of:
 Convertible subordinated notes.....    3,556         3,553       3,556       3,553
 Stock options......................      945           310       1,383         370
                                      -------       -------     -------     -------
Common shares assuming dilution.....   49,972        47,362      50,506      46,437
                                      =======       =======     =======     =======

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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED JULY 14, 1999
--------------------------------

RESTAURANT SALES. Restaurant sales of $223.0 million during the second quarter of 1999 represented a 9.0% increase over sales of $204.6 million for the comparable period of 1998, primarily due to sales generated by new restaurants, and a comparable restaurant sales increase of 1.9%. One new restaurants opened in the second quarter of 1999 and 1998. The total number of Company-owned restaurants at the end of the quarter was 387, (253 Old Country Buffet, 121 HomeTown Buffet, 8 Original Roadhouse Grill, 2 Tahoe Joe's Steakhouse and 3 Country Roadhouse Buffet & Grill), compared to 376 restaurants open at the end of the second quarter of 1998. Average weekly sales per restaurant for the second quarter of 1999 increased 2.9% to $47,902 from $46,532 in the comparable period of 1998. The five new restaurants opened during 1999 generated average weekly sales of $66,570 during the second quarter. The Company's price increases have been close to the inflation rate.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs decreased to 84.0% for the second quarter of 1999 from 84.4% for the second quarter of 1998. Food costs as a percentage of restaurant sales decreased to 31.2% from 32.0%, due primarily to a reduction in the cost of various products; and labor costs increased to 30.5% from 29.4%, due primarily to increases in hourly employee labor. Direct and occupancy costs decreased as a percentage of restaurant sales to 22.3% in 1999 from 23.0% in 1998, due to decreases in various restaurant costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales increased to 7.2% in the second quarter of 1999 from 6.6% in the second quarter of 1998. Such expenses in absolute terms increased 19.0% to $16.1 million for the second quarter of 1999 from $13.6 million for the comparable period of 1998, primarily due to a increase in advertising expense in the 1999 quarter. Advertising costs as a percentage of sales were 2.4% in 1999 compared to 2.1%
in 1998. The Company is anticipating increasing its marketing spending in 1999 to approximately $23.3 million which included the development of four new television commercials which started airing in March of 1999.

SITE CLOSING COSTS. The Company closed four underperforming restaurants during the quarter, including our PIZZAPLAY joint venture, which generated a charge of $819,000 for the quarter.

INCOME TAXES. Income taxes were 38.0% of earnings before income taxes for the 1999 quarter and 38.5% in the 1998 quarter.

TWENTY-EIGHT WEEKS ENDED JULY 14, 1999
--------------------------------------

RESTAURANT SALES. For the first twenty-eight weeks of 1999, restaurant sales increased 8.6% to $500.9 million from $461.4 million in 1998, primarily due to sales generated by new restaurants, and comparable sales increased by 1.5%. Five new restaurants opened in the first half of 1999, compared to seven new restaurants opened in the first half of 1998. The average weekly sales per restaurant in the 1999 period increased by 1.8% to $46,128 from $45,312 in 1998.

RESTAURANT COSTS. Restaurant costs for the first twenty-eight weeks in 1999 increased to $427.5 million from $395.6 million in 1998. As a percentage of restaurant sales, the 1999 period costs were 85.4% and the 1998 period costs were 85.7%. Food costs decreased to 31.9% from 32.5% for the comparable periods; and labor costs increased to 31.0% from 30.1% for the comparable periods. Direct and occupancy costs decreased to 22.5% in the first twenty-eight weeks of 1999 from 23.1% in the comparable period in 1998, due to decreases in various restaurant costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the first twenty-eight weeks of 1999, selling, general and administrative expenses increased to $37.9 million from $31.5 million in 1998. This increase was primarily due to a increase in advertising expense in 1999. As a percentage of sales, selling, general and administrative expenses increased to 7.5% in the 1999 period from 6.8% in the 1998 period. This increase was primarily attributable to higher advertising costs, which for the first twenty-eight weeks of 1999 were 2.4% of restaurant sales compared to 1.9% in the comparable 1998 period.

INCOME TAXES. Income taxes were 38.0% of earnings before income taxes for the 1999 period and 38.5% for the 1998 period.

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

     The Company currently has an unsecured revolving line of credit of up to $50 million with interest payable at the option of the Company at the applicable "eurodollar rate", "certificate of deposit rate", or the "reference rate" of the bank at the time of the advance. On October 1, 1998, the Company amended the agreement to reduce the commitment fee to .1875% per annum on the unused base commitment amount, $20 million, and .05% per annum on the unused reserve commitment amount, $30 million. On July 14, 1999, the Company extended the agreement for three years. On July 1, 2002, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2005. As of and for the twenty-eight weeks ended July 15, 1998 and July 14, 1999, the Company had no borrowings outstanding under this credit line.

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

     The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open a total of approximately 15 to 16 new restaurants in 1999 with three new Original Roadhouse Grills and three buffet restaurants already opened at August 25, 1999. The restaurants constructed in

1999 will primarily be freestanding restaurants, including five to six Original Roadhouse Grills. In addition to new construction, the Company has converted one prior Country Harvest Buffet Restaurant to an Original Roadhouse Grill, and converted one Old Country Buffet restaurant to a Country Roadhouse Buffet and Grill during 1999.

     On May 12, 1998, the Company's Board of Directors authorized the expenditure of up to $40 million for the purchase of outstanding shares of the Company's common stock, to be effected from time to time in transactions on the Nasdaq National Market or otherwise. On June 3, 1999, the Company's Board of Directors authorized the expenditure of up to an additional $40 million for the purchase of outstanding shares of the Company's common stock, to be effected from time to time in transactions on the Nasdaq National Market or otherwise. During the second quarter, the Company repurchased $6.3 million of its common stock (620,000 shares at an average price of $10.24). As of July 14, 1999, the Company had repurchased a total of 3,546,000 shares at an average of $10.92 per share or $38.7 million. Since July 14, 1999 the Company has purchased a total of $2.8 million of its common stock (240,000 shares at an average price of $11.65).

     On April 7, 1999, the Company acquired an 80% interest in Tahoe Joe's Inc., an operator of the two restaurant Tahoe Joe's Famous Steakhouse concept, for approximately $6.7 million, net of liabilities and cash acquired.

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

     The Company has traditionally located its restaurants within or adjacent to strip or neighborhood shopping centers in principally leased facilities. However, depending upon the availability of suitable mall locations, or in order to obtain optimal locations within particular markets, the Company also purchases or ground-leases land on which it constructs freestanding restaurants. It is anticipated that all the restaurants to be opened in 1999 will be freestanding units. The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. If the Company further pursues development of freestanding locations, the cost per location and related cash requirements will increase substantially over the Company's historical costs of development and will not be offset by landlord contributions that typically have been associated with in-line mall locations.

     Sources of capital for restaurants to be opened or converted in 1999 and early 2000 are anticipated to be funds from existing cash and cash equivalents, cash provided by operations, credit received from trade suppliers, landlord contributions for leasehold improvements and current bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants and conversions included in the Company's restaurant development plans for 1999 and early 2000. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate. The Company has not paid any cash dividends on its common stock and, pursuant to its credit agreement, is restricted from declaring or paying cash dividends without the approval of the Company's lender.

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

FORWARD-LOOKING INFORMATION

     This Form 10-Q, together with the Company's Form 10-K and other ongoing securities filings, press releases, conference calls and discussions with securities analysts, and other communications contains certain forward-looking statements that involve risks and uncertainties. These statements relate to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the Company through use of words such as
"expects," "anticipates," "intends," "plans" and similar expressions. The Company's actual results could differ materially from those disclosed in these statements, to various factors, including the following "RISK FACTORS" and factors set forth elsewhere in this Form 10-Q. The Company assumes no obligation to publicly release the results of any revision or updates to forward-
looking statements or these risk factors to reflect future events or unanticipated occurrences.

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

       RISKS ASSOCIATED WITH NEW DEVELOPMENT

     The Company has historically added restaurants each year either through new construction, acquisition, or both. It currently expects that this practice will continue in 1999 to the extent described above in the section captioned "Liquidity and Capital Resources" and in the Company's 10-K Report dated December 30, 1998 in the section captioned "Restaurant Development". However, a large number of variables affect restaurant development and the Company can not predict with certainty the ultimate level of restaurant additions, if any, in any particular fiscal year. This is due to the unique aspects associated with development transactions, such as the date sites become available, the speed with which the Company can obtain required permits, the availability of construction labor and materials, and how quickly the new restaurants can be staffed. These factors also make it difficult to predict when new restaurants will open and produce revenue.

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

                      RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE

YEAR 2000 ISSUE OVERVIEW

     The "Year 2000 Issue" is a term used to describe the inability of some computer hardware and software to operate properly as the date January 1, 2000 approaches, and beyond. Year 2000 Issues can arise in unexpected areas. Traditional computer hardware and software and information technology ("IT") is not the only technology at risk. For example, things such as employee time clocks, cash registers, and food ordering systems, as well as many other technologies sometimes referred to as non-IT systems ("non-IT"), could be impacted. Unless stated to the contrary, for purposes of this Year 2000 Update, the term "System(s)" shall be interpreted as broadly as possible to include every IT and non-IT system, including computer, hardware, software, process, system, application or technology that has the potential of being adversely affected by the Year 2000 Issue.

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

     The Company also undertook a program to replace all of its existing corporate personal computers in response to a broad-based independent consulting study of the Information Services Department. Although the personal computer upgrade was motivated by the desire to bring the equipment to a uniform standard and to enhance performance, a number of the older computers were not Year 2000 Issue compliant. Consequently, the cost of the personal computer upgrade program, including associated software, installation contractor costs, and end-user training, is included in the "Y2K Project Cost" table. Substantially all of the corporate office personal computers were upgraded or replaced in 1998, while personal computer upgrades at the Company's restaurant were 100% complete as of June, 1999.

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

                  Y2K PROJECT SCHEDULING AS OF AUGUST 30, 1999
                  --------------------------------------------

   Activity                     Start Date       End Date      % Complete
   --------                     ----------      ----------     ----------
Inventory phase                 03/13/1997      05/02/1998       100%
Assessment phase                02/05/1999      07/15/1999       100%
Remediation/testing phase       03/30/1999      10/16/1999        30%

     During the course of the remediation/testing phase of the Y2K Project, the Company is attempting to utilize a bottom-to-top approach of entering data through simulated store level Systems, pass the data to the headquarters financial accounting Systems, manipulate that data at headquarters and enter other financial information through the Accounting, Human Resources, and other departments, and generate reports through the Information Services Department. In this way, the Company intends to exercise many representative System components to test overall Year 2000 Issue readiness. The remediation/testing program will test many non-IT Systems including restaurant point-of-sale systems, time clocks, credit card equipment, environmental controls, security systems, and telephone systems. It is presently anticipated that at least ten restaurants will be utilized in the user test in a simulated setting. Although the Company believes that the simulation will yield sufficient information to gauge Year 2000 Issue readiness, full load testing in a real environment (which is presently deemed impractical without materially disrupting or degrading current operations) could reveal unexpected problems.

     During the course of the remediation and testing phase it was determined that certain additional upgrades to the Company's accounting software were necessary to maintain vendor support and to block the entry of incomplete date information. The implementation of this upgrade has had a cost and timing consequence that is reflected in the tables included in this section for testing purposes. Actual implementation of these upgrades is currently expected in December, 1999.

     Since unanticipated expenses may arise over the course of the Y2K Project, the Company is unable to project with accuracy the total expected costs to achieve Year 2000 Issue readiness. With this caution, however, the Company has attempted to estimate such costs in the following table. The Company does not allocate the value of time expended by corporate office personnel when considering Y2K Project costs, and no special account has been established to track Y2K Project costs generally. The estimated costs during 1999 to complete the assessment and the testing phases are estimated to be 18% of the Company's 1999 Information Services $4.8 million budget. The costs of the Company's Y2K Project are being funded with cash flows from operations. The Company's expenditures for the Y2K Project during the preceding two fiscal years, and project cash expenditures for 1999, are shown for comparison purposes in the following table.

                               Y2K PROJECT COSTS*
                               ------------------

                                            Through
  Cash                                     August 25,   Remaining
Expenditures            1997       1998      1999          1999        1997-99
------------          -------    -------   ---------    ---------     ---------

Consultant Fees**     $183,000  $ 19,000  $  572,000     $287,000    $1,061,000
Hardware Upgrades            0   419,000   1,044,000       22,000     1,485,000
Software Upgrades            0   269,000     280,000       24,000       573,000
                                                                     -----------

Currently Expected Total Y2K Project Costs, 1997-1999:                $3,119,000
                                                                      ==========

Notes:
  * Of the $3,119,000 total expected Y2K Project costs, $2,196,000 or 70% relates to personal computer upgrades conducted in the ordinary course of business that are included in the table merely because of their ancillary benefit of assisting with Year 2000 Issue readiness (consisting of $722,000 for installation, training and related consulting fees, $911,000 for hardware upgrades, and $563,000 for software).

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

     Risks of Systems failure at the corporate level include, but are not limited to, the following examples. There may be temporary inability to conduct normal accounting and financial functions due to incomplete store data or due to System aberrations or failures at the Company headquarters. The absence of data normally utilized by management in the supervision of the Company's restaurants could make such oversight difficult and less effective, increasing costs until the data is restored. Telecommunications risks would parallel those at the store level. A coordinated computer, software and telecommunication System is used to sweep cash from local depositories into central accounts. The failure of any element of this System could cause interruptions in the availability of cash to meet Company liabilities. Similar risks exist with respect to an integrated payroll system consolidating store and corporate data and passing it on to a third party payroll contractor. The Y2K Project is very labor dependent, both in terms of internal human resources in the Information Services Department as well as with key outside vendors. Recent staffing shortages in the Information Services Department may impede completion of the remediation/testing phases of the Y2K plan although the Company currently believes that these resource requirements can be filled by outside consultants. The Y2K Project has resulted in the rescheduling of certain IT projects of lesser priority, although it is not anticipated that this re-prioritization will alone adversely affect the Company's financial condition or results of operations.

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

     The Company has sent 70 letters to vendors of critical IT services, significant food and material vendors, and utilities, among others, in an attempt to obtain certifications of their readiness with respect to the Year 2000 Issue. To date, seven of the letters, or 10%, have been returned. Substantially complete certifications have been received from only three of the 19 most significant suppliers of key software and hardware at the corporate office. The utility and telecommunication firms have been quite conditional in their expressions of Year 2000 Issue readiness, typically linking their readiness to the preparedness of unrelated parties (for example, other contributors to the national power grid). Consequently, the responses are given little weight. Of the Company's primary food distributors, it has received 20 certifications out of 52 initial requests sent to date.

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

                            CONTINGENCY PLANS

     Contingency Plans for the Year 2000 Issue are being developed as part of the third phase of the Y2K Project, remediation/testing. These plans are being developed for every department in the Company and address both internal and external Year 2000 Issue risks. The most critical of these plans, related to restaurant operations, was completed on May 31, 1999 and drafts of all other contingency plans were prepared in June, 1999. For sake of illustration, the restaurant operations contingency plan includes procedures for manually recording and reporting sales transactions, it addresses supply shortages from key distributors, and delineates various other contingency items. It is anticipated that the remainder of the contingency plans will be finalized in September, 1999. Due to the evolving nature of the Year 2000 Issue risks, it is expected that the Company's contingency plans will be revised over time.

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

          The Company and seven of its present and/or former directors and executive officers have been named as defendants in a Corrected, Third Amended, Consolidated Class Action Complaint (the "third complaint") brought on behalf of a class of all purchasers of common stock of the Company from October 26, 1993 through October 25, 1994 (the "class period") in the United States District Court for the District of Minnesota. The third complaint alleges that the defendants made misrepresentations and omissions of material fact during the class period with respect to the Company's operations and restaurant development activities, as a result of which the price of the Company's stock allegedly was artificially inflated during the class period. The third complaint further alleges that certain defendants made sales of common stock of the Company during the class period while in possession of material undisclosed information about the Company's operations and restaurant development activities. Plaintiffs allege that the defendants' conduct violated the Securities Exchange Act of 1934 and seek damages of approximately $90 million and an award of attorneys fees, costs and expenses.

          The defendants have answered the third complaint, denying all liability and raising various affirmative defenses. Discovery has been taken and was substantially completed as of February 26, 1999. By Order entered on June 17, 1999, as amended by Order dated August 18, 1999, the District Court certified the proposed plaintiff class.

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

          None

 Item 3.  Defaults upon Senior Securities

          None

 Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of the Company was held on May 11, 1999. At the meeting the number of directors of the Company was set at six, six directors were elected and the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current year was approved, by the following votes:

          Election of Directors       FOR         WITHHOLD     NONVOTES
          ---------------------    ----------     --------     --------
          Walter R. Barry, Jr.     33,119,243      523,599        0
          Marvin W. Goldstein      33,119,543      523,299        0
          Roe H. Hatlen            33,119,343      523,499        0
          Alan S. McDowell         33,114,278      528,564        0
          C. Dennis Scott          33,112,704      530,138        0
          Michael T. Sweeney       33,119,543      523,299        0


                                       FOR       AGAINST    ABSTAIN    NONVOTES
                                    ----------   -------    -------    --------
          Approval of auditors      33,192,662   19,334     430,846       0

 Item 5.  Other Information

          None

 Item 6.  Exhibits and reports on Form 8-K

          a)    Exhibits
                3(a)        Composite Amended and Restated Articles of
                            Incorporation (1)
                3(b)        By-laws of the Company (2)
                4(a)        Form of Rights Agreement, dated as of October 24,
                            1995 between the Company and the  American  Stock
                            Transfer and Trust Company, as Rights Agent (3)
                10(a)       Fifth Amendment dated April 30, 1999 to Second
                            Amended and Restated Credit Agreement by and
                            between the Company and USBank National
                            Association
                10(b)       Sixth Amendment dated July 14, 1999 to Second
                            Amended and Restated Credit Agreement by and
                            between the Company and USBank National
                            Association
                27          Financial Data Schedule


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


August 30, 1999

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



                                  /s/ Clark C. Grant
                                  -----------------------------
                                  Clark C. Grant
                                  Senior Vice President of
                                  Finance and Treasurer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibits                                                         Page
--------                                                         ----

3(a)       Composite Amended and Restated
           Articles of Incorporation................   Incorporated by Reference

3(b)       By-laws of the Company...................   Incorporated by Reference

4(a)       Form of Rights  Agreement, dated  as of
           October  24, 1995 between the Company and
           the American Stock Transfer and Trust
           Company, as Rights Agent.................   Incorporated by Reference

10(a)      Fifth  Amendment dated April 30, 1999 to
           Second Amended and Restated Credit
           Agreement by and between the Company
           and USBank National Association..........        Filed Electronically

10(b)      Sixth Amendment dated July 14,  1999 to
           Second Amended and Restated Credit
           Agreement by and between the Company
           and USBank National Association..........        Filed Electronically

27         Financial Data Schedule..................        Filed Electronically


-------------------