Form 10-Q
period 1999-10-06
BUFFETS INC
filed 1999-11-12
CIK 750274

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

     For Quarter Ended:                            Commission File Number
      October 6, 1999                                     0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

       Minnesota                                      41-1462294
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

                YES  X                                  NO
                   -----                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding as of November 8, 1999
        -----                                ----------- -- -- ----------------
Common Stock, $.01 par value                          45,058,597 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                   Page No.
                                                                   --------

 PART I.   FINANCIAL INFORMATION

 Item 1.   Consolidated Financial Statements:

           Consolidated Balance Sheets-
           December 30, 1998 and October 6, 1999 ...................   3

           Consolidated Statements of Operations-
           Forty Weeks ended October 7, 1998 and October 6, 1999
           and Twelve Weeks ended October 7, 1998 and
           October 6, 1999 .........................................   4

           Consolidated Statements of Cash Flows-
           Forty Weeks ended October 7, 1998
           and October 6, 1999 .....................................   5

           Notes to Consolidated Financial
           Statements ..............................................   6

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ..............................................   7

 PART II.  OTHER INFORMATION .......................................   25

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            DECEMBER 30,    OCTOBER 6,
                                                               1998           1999
                                                            ------------    ----------
                    (in thousands, except par value amounts)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...............................  $ 94,058     $ 92,359
    Receivable from landlords ...............................     2,772        1,042
    Inventory................................................     4,645        4,159
    Prepaid rents............................................     1,321        2,472
    Other current assets.....................................     2,789        5,844
    Refundable income taxes..................................     3,057
    Deferred income taxes....................................    13,302       14,849
                                                               --------      -------
       TOTAL CURRENT ASSETS..................................   121,944      120,725

PROPERTY AND EQUIPMENT:
    Land.....................................................    15,688       19,528
    Buildings................................................    33,256       37,377
    Equipment................................................   265,230      277,147
    Leasehold improvements...................................   225,764      239,330
                                                               --------     --------
                                                                539,938      573,382
    Less accumulated depreciation and amortization...........   205,356      232,087
                                                               --------     --------
                                                                334,582      341,295

GOODWILL, net of accumulated amortization of $2,424 and
    $2,902, respectively.....................................     8,507        9,091
OTHER ASSETS.................................................     1,816        6,401
                                                               --------     --------
                                                               $466,849     $477,512
                                                               ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.........................................  $ 32,436     $ 29,548
    Accrued payroll and related benefits.....................    18,291       23,811
    Accrued rents............................................    18,076       18,967
    Accrued sales taxes......................................     3,835        5,003
    Accrued insurance........................................     6,592        6,549
    Accrued store closing costs..............................     6,197        5,526
    Other accrued expenses...................................     6,168        9,216
    Income taxes payable.....................................                  2,487
    Current portion of capital leases........................     2,116          957
                                                               --------     --------
       TOTAL CURRENT LIABILITIES.............................    93,711      102,064

LONG-TERM DEBT...............................................    41,465       41,465
LONG-TERM PORTION OF CAPITAL LEASES..........................       824
MINORITY INTEREST............................................                    271
DEFERRED INCOME..............................................                     37
DEFERRED INCOME TAXES........................................    31,124       30,797

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized 5,000
     shares; none issued and outstanding
    Common stock, $.01 par value; authorized 60,000
     shares; issued and outstanding 45,021 and
     42,058 shares, respectively.............................       450          421
    Additional paid-in capital...............................   119,792      112,292
    Retained earnings........................................   179,483      190,165
                                                               --------     --------
       TOTAL STOCKHOLDERS' EQUITY ...........................   299,725      302,878
                                                               --------     --------
                                                               $466,849     $477,512
                                                               ========     ========

                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                       FORTY WEEKS ENDED           TWELVE WEEKS ENDED
                                     -----------------------     -----------------------
                                     OCTOBER 7,    OCTOBER 6,    OCTOBER 7,    OCTOBER 6,
                                       1998          1999          1998          1999
                                     ---------     ---------     ---------     ---------

                                            (in thousands, except per share amounts)

RESTAURANT SALES ..................   $668,536      $723,595      $207,128      $222,720
RESTAURANT COSTS:
   Food costs .....................    215,511       228,503        65,482        68,970
   Labor costs ....................    201,353       224,088        62,664        69,012
   Direct and occupancy costs .....    154,741       163,159        47,903        50,229
                                      --------      --------      --------      --------
     Total restaurant costs .......    571,605       615,750       176,049       188,211
                                      --------      --------      --------      --------

RESTAURANT PROFITS ................     96,931       107,845        31,079        34,509

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ........     46,472        54,030        15,017        16,145
OTHER SITE CLOSING COSTS...........        200         1,966                        818
                                      --------      --------      --------      --------
                                        50,259        51,849        16,062        17,546

OTHER INCOME.......................      1,395         2,539           698           856
                                      --------      --------      --------      --------
EARNINGS BEFORE INCOME TAXES.......    51,654         54,388        16,760        18,402

INCOME TAXES.......................     19,760        20,700         6,325         7,025
                                      --------      --------      --------      --------

NET EARNINGS.......................   $ 31,894      $ 33,688      $ 10,435      $ 11,377
                                      ========      ========      ========      ========

EARNINGS PER SHARE:
   Basic...........................       $.70          $.78          $.23          $.27
                                      ========      ========      ========      ========
   Diluted.........................       $.67          $.75          $.22          $.26
                                      ========      ========      ========      ========

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
   Basic...........................     45,448        43,094        45,393        42,147
   Diluted.........................     49,977        47,003        49,987        46,165



                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            FORTY WEEKS ENDED
                                                         -----------------------
                                                         OCTOBER 7,   OCTOBER 6,
                                                           1998          1999
                                                         ---------     ---------
                                                              (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ..........................................  $31,894     $33,688
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation and amortization ......................   32,198      33,296
      Impairment of assets and site closing costs.........      200       1,966
      Tax benefit from early disposition of common stock..      841          25
      Deferred income.....................................     (212)         37
      Deferred income taxes ..............................   21,566      (1,874)
      Changes in assets and liabilities:
         Inventory .......................................    1,048         539
         Other current assets ............................   (2,055)     (4,126)
         Refundable income taxes..........................   (4,461)      3,057
         Other assets.....................................      432         (59)
         Accounts payable ................................     (792)     (3,187)
         Accrued payroll and related benefits ............    2,982       5,500
         Accrued store closing costs......................   (1,473)       (871)
         Other accrued expenses ..........................    6,988       4,906
         Income taxes payable ............................                2,487
                                                            -------     -------

            Total adjustments ............................   57,262      41,696
                                                            -------     -------

            Net cash provided by operating activities.....   89,156      75,384

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................................  (32,530)    (40,058)
   Purchase of restaurants................................   (5,557)     (6,742)
   Cash received from landlords...........................    1,776       2,260
                                                            -------     -------

            Net cash used in investing activities ........  (36,311)    (44,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of common stock...............................  (10,440)    (31,096)
   Proceeds from exercise of employee stock options.......    2,889         536
   Payments on capital leases.............................   (1,856)     (1,983)
                                                            -------     -------

            Net cash used in financing activities.........   (9,407)    (32,543)
                                                           --------     -------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................   43,438      (1,699)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........   43,030      94,058
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............  $86,468     $92,359
                                                            =======     =======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest (net of capitalized interest of $222 and
    $288 in 1998 and 1999, respectively)..................  $ 1,838     $ 1,574
   Income taxes ..........................................    1,803      17,005





                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of October 6, 1999 and the results of operations for the twelve weeks ended October 7, 1998 and October 6, 1999 and the results of operations and cash flows for the forty weeks ended October 7, 1998 and October 6, 1999.

2. These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1998 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 25 of this quarterly report.

3. On April 7, 1999, the Company acquired an 80% interest in Tahoe Joe's, Inc., an operator of two restaurants and the Tahoe Joe's Famous Steakhouse concept, for approximately $6.7 million, net of liabilities and cash acquired.

4. On July 14, 1999, the Company extended the expiration date of its $50 million unsecured revolving line of credit to June 30, 2002. On July 1, 2002, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three year term loan, maturing on July 1, 2005. Among other things, pursuant to the agreement with the lender, the Company is required to maintain specified levels of net worth, is limited in net capital expenditures to $90 million in any fiscal year, is required to meet various financial performance criteria, and is restricted from declaring or paying cash dividends to shareholders without lender's approval. Quarterly, the Company is required to pay a commitment fee equal to 3/16 of 1% per annum on the unused base commitment amount of the revolving line of credit, $20 million, and 1/20 of 1% per annum on the unused reserve commitment amount of $30 million.

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

                                   Forty         Forty         Twelve        Twelve
                                 Weeks Ended   Weeks Ended   Weeks Ended   Weeks Ended
                                  October 7,    October 6,    October 7,    October 6,
                                    1998          1999          1998          1999
                                 -----------   -----------   -----------   ------------
Net earnings ....................    $31,894       $33,688       $10,435       $11,377
Interest on convertible
 subordinated notes (after tax)..      1,380         1,385           414           415
                                     -------       -------       -------       -------

Income available to common
 shareholders and assumed
 conversion .....................    $33,274       $35,073       $10,849       $11,792
                                     =======       =======       =======       =======

Weighted average common
 shares outstanding..............     45,448        43,094        45,393        42,147
Dilutive effect of:
 Convertible subordinated notes..      3,556         3,553         3,556         3,553
 Stock options...................        973           356         1,038           465
                                     -------       -------       -------       -------
Common shares assuming dilution..     49,977        47,003        49,987        46,165
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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED OCTOBER 6, 1999
----------------------------------

RESTAURANT SALES. Restaurant sales of $222.7 million during the third quarter of 1999 represented a 7.5% increase over sales of $207.1 million for the comparable period of 1998. The increase in sales is primarily due to sales generated by new restaurants and an increase in comparable restaurant sales of 2.5%. Two new restaurants opened in the third quarter of 1999 compared to three during the third quarter of 1998, bringing the total number of Company-owned restaurants to 387 at the end of the quarter, (250 Old Country Buffet(R), 123 HomeTown Buffet(R), nine Original Roadhouse Grill(SM), three Country Roadhouse Buffet & Grill(SM) and two Tahoe Joe's Famous Steakhouse(R)), compared to 379 restaurants open at the end of the third quarter of 1998. Average weekly sales per restaurant for the third quarter of 1999 increased 4.0% to $47,953 from $46,087 in the comparable period of 1998. The eight new restaurants opened during 1999 generated average weekly sales of $63,984 during the third quarter. The Company's price increases have been approximately comparable to inflation.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs decreased to 84.5% for the third quarter of 1999 from 85.0% for the third quarter of 1998. Food costs as a percentage of restaurant sales decreased to 31.0% in 1999 from 31.6% for the comparable prior-year quarter, due primarily to a reduction in the cost of various products; and labor costs increased to 31.0% of sales in 1999 from 30.3% of sales for the comparable prior-year quarter, primarily due to an increase in compensation of store level managers and hourly employees. Direct and occupancy costs decreased as a percentage of restaurant sales to 22.5% in 1999 from 23.1% in 1998, due to decreases in various restaurant costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales remained flat at approximately 7.2% for both comparable quarters. Such expenses in absolute terms increased 7.5% to $16.1 million for the third quarter in 1999 from $15.0 million for the comparable period in 1998. The increase is primarily due to an increase in advertising costs and additional costs associated with the Company's Y2K tests and upgrades. Advertising costs as a percentage of sales were 2.3% for both comparable quarters. The Company is anticipating increasing its marketing spending in 1999 to approximately $22.7 million which included the development of our new television commercials which started airing in March of 1999.

SITE CLOSING COSTS. The Company closed one underperforming restaurant during the quarter which generated a charge of $818,000.

INCOME TAX EXPENSE. The Company's effective income tax rate was 38.2% for the third quarter of 1999 compared to 37.7% in the comparable quarter of 1998.

FORTY WEEKS ENDED OCTOBER 6, 1999
---------------------------------

RESTAURANT SALES. For the first forty weeks of 1999, restaurant sales increased 8.2% to $723.6 million from $668.5 million in the comparable period in 1998. The increase in sales is primarily due to sales generated by new restaurants and an increase in comparable sales of 2.0%. Seven new restaurants opened in the first three quarters of 1999, compared to ten new restaurants opened in the first three quarters of 1998. The average weekly sales per restaurant in the 1999 period increased by 2.5% to $46,674 from $45,549 in 1998.

RESTAURANT COSTS. Restaurant costs for the first forty weeks in 1999 increased to $615.8 million from $571.6 million in the comparable period in 1998. As a percentage of restaurant sales, the 1999 period costs were 85.1% and the 1998 period costs were 85.5%. Food costs as a percentage of restaurant sales decreased to 31.6% in 1999 from 32.2% for the comparable periods in 1998; and labor costs increased to 31.0% of sales from 30.1% of sales for the comparable prior year period. Direct and occupancy costs decreased to 22.5% in the first forty weeks of 1999 from 23.2% in the comparable period in 1998, due to decreases in various restaurant costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the first forty weeks of 1999, selling, general and administrative expenses increased to $54.0 million from $46.5 million in 1998, primarily due to an increase in advertising expense in 1999. As a percentage of sales, selling, general and administrative expenses increased to 7.5% in the 1999 period from 7.0% in the 1998 period. Advertising for the first forty weeks of 1999 was 2.4% of restaurant sales compared to 2.0% in the comparable 1998 period.

SITE CLOSING COSTS. The Company closed six underperforming restaurants during the first forty weeks of 1999 which generated a charge of $1,966,000.

INCOME TAXES. Income taxes were 38.1% of earnings before income taxes for the 1999 period compared to 38.3% in 1998.

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

     The Company currently has an unsecured revolving line of credit of up to $50 million with interest payable at the option of the Company at the applicable "eurodollar rate", "certificate of deposit rate", or the "reference rate" of the bank at the time of the advance. On October 1, 1998, the Company amended the agreement to reduce the commitment fee to .1875% per annum on the unused base commitment amount, $20 million, and .05% per annum on the unused reserve commitment amount, $30 million. On July 14, 1999, the Company extended the agreement for three years. On July 1, 2002, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2005. As of and for the forty weeks ended October 7, 1998 and October 6, 1999, the Company had no borrowings outstanding under this credit line.

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

     The Company continues to require substantial amounts of capital to fund its growth. The Company currently expects to open a total of approximately 14 to 17 new restaurants in 1999 with five Original Roadhouse Grills and six buffet restaurants already opened at October 28, 1999. The restaurants constructed in 1999 will primarily be freestanding restaurants, including six Original Roadhouse Grills. In addition to new construction, the Company has converted one prior Country Harvest Buffet Restaurant to an Original Roadhouse Grill, and converted one Old Country Buffet restaurant to a Country Roadhouse Buffet and Grill during 1999.

     On May 12, 1998, the Company's Board of Directors authorized the expenditure of up to $40 million for the purchase of outstanding shares of the Company's common stock, to be effected from time to time in transactions on the Nasdaq National Market or otherwise. On June 3, 1999, the Company's Board of Directors authorized the expenditure of up to an additional $40 million for the purchase of outstanding shares of the Company's common stock, to be effected from time to time in transactions on the Nasdaq National Market or otherwise. During the third quarter, the Company repurchased $2.8 million of its common stock (240,000 shares at an average price of $11.65). As of October 28, 1999, the Company had repurchased a total of 3,786,000 shares at an average of $10.97 per share or $41.7 million.

     On April 7, 1999, the Company acquired an 80% interest in Tahoe Joe's Inc., an operator of two restaurants and the Tahoe Joe's Famous Steakhouse concept, for approximately $6.7 million, net of liabilities and cash acquired.

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

     The Company has traditionally located its restaurants within or adjacent to strip or neighborhood shopping centers in principally leased facilities. However, depending upon the availability of suitable mall locations, or in order to obtain optimal locations within particular markets, the Company also purchases or ground-leases land on which it constructs freestanding restaurants. It is anticipated that essentially all the restaurants to be opened in 1999 will be freestanding units. The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. If the Company further pursues development of freestanding locations, the cost per location and related cash requirements will increase substantially over the Company's historical costs of development and will not be offset by landlord contributions that typically have been associated with in-line mall locations.

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

     RISKS ASSOCIATED WITH NEW DEVELOPMENT

     The Company has historically added restaurants each year either through new construction, acquisition, or both. It currently expects that this practice will continue in 1999 to the extent described above in the section captioned "Liquidity and Capital Resources" and in the Company's 10K Report dated December 30, 1998 in the section captioned "Restaurant Development". However, a large number of variables affect restaurant development and the Company can not predict with certainty the ultimate level of restaurant additions, if any, in any particular fiscal year. This is due to the unique aspects associated with development transactions, such as the date sites become available, the speed with which the Company can obtain required permits, the availability of construction labor and materials, and how quickly the new restaurants can be staffed. These factors also make it difficult to predict when new restaurants will open and produce revenue.

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

     The Company believes it has achieved considerable success with television marketing programs in recent years. Marketing programs are generally most effective in the period immediately following their introduction when they initiate trial usage by new customers. The Company's current television marketing programs have been active in certain markets for over a year. It is therefore possible that future advertising in these markets will be less successful than when the programs were first aired. The final level of television advertising expenditures in 1999 will depend on the effectiveness of the commercials, the availability and cost of advertising air time, and changes in the Company's marketing priorities.

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

     The Company has not experienced a significant overall impact from inflation. If operating or labor expenses increase due to inflation, the Company recovers increased costs by increasing menu prices. However, competition may limit or prohibit such increases, as discussed in the section below entitled "COMPETITIVE RISKS."

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

     Following the Company's merger with HomeTown Buffet, Inc. in September 1996, the Finance, Accounting, and Information Services Departments evaluated the adequacy of their existing Systems in the context of current and future needs. A subsequent upgrade program was undertaken to increase processing speed of these systems as well as improve capacity for growth. This program eventually entailed the replacement of the central computers running the Company's accounting software, as well as changes in those computers' operating system, including extensive revisions to the financial accounting software. These upgrades were conducted in the ordinary course of business and are not included in the costs discussed below. However, the improvements had the incidental benefit of assisting with Year 2000 Issue readiness. The accounting Systems upgrade project was finalized in November, 1998.

     The Company also undertook a program to replace all of its existing corporate personal computers in response to a broad-based independent consulting study of the Information Services Department. Although the personal computer upgrade was motivated by the desire to bring the equipment to a uniform standard and to enhance performance, a number of the older computers were not Year 2000 Issue compliant. Consequently, the cost of the personal computer upgrade program, including associated software, installation contractor costs, and end-user training, is included in the "Y2K Project Cost" table. Substantially all of the corporate office personal computers were upgraded or replaced in 1998, while personal computer upgrades at the Company's restaurants were 100% complete as of June, 1999.

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

                  Y2K PROJECT SCHEDULING AS OF OCTOBER 16, 1999
                  ---------------------------------------------

   Activity                     Start Date       End Date       % Complete
   --------                     ----------      ----------      ----------
Inventory phase                 03/13/1997      05/02/1998         100%
Assessment phase                02/05/1999      07/15/1999         100%
Remediation/testing phase       03/30/1999      10/16/1999          95%

     During the course of the remediation/testing phase of the Y2K Project, the Company attempted to utilize a bottom-to-top approach of entering data through simulated store level Systems, pass the data to the headquarters financial accounting Systems, manipulate that data at headquarters and enter other financial information through the Accounting, Human Resources, and other departments, and generate reports through the Information Services Department. All computer users in critical applications participated in a four month major test, referred to as "User Validation Testing" from June 1999 to September 1999. During the user validation testing the users conducted three kinds of tests, the century rollover test (December 1999 to January 2000), leap year rollover test (February 2000 to March 2000) and post century rollover test (December 2000 to January 2001). In each of the above testing cycles, more than 100 tasks were executed. Three date related problems were identified and the date problems were corrected. The remediation/testing program will test many non-IT Systems including restaurant point-of-sale systems, time clocks, credit card equipment, environmental controls, security systems, and telephone systems. It is presently anticipated that at least ten restaurants will be utilized in the user test in a simulated setting. Although the Company believes that the simulation will yield sufficient information to gauge Year 2000 Issue readiness, full load testing in a real environment (which is presently deemed impractical without materially disrupting or degrading current operations) could reveal unexpected problems.

     During the course of the remediation and testing phase it was determined that certain additional upgrades to the Company's accounting software were necessary to maintain vendor support and to block the entry of incomplete date information. The implementation of this upgrade has had a cost and timing consequence that is reflected in the tables included in this section for testing purposes. Actual implementation of these upgrades and the Year 2000 issue tested systems is currently expected in December, 1999.

     Since unanticipated expenses may arise over the course of the Y2K Project, the Company is unable to project with accuracy the total expected costs to achieve Year 2000 Issue readiness. With this caution, however, the Company has attempted to estimate such costs in the following table. The Company does not allocate the value of time expended by corporate office personnel when considering Y2K Project costs, and no special account has been established to track Y2K Project costs generally. The estimated costs during 1999 to complete the assessment and the testing phases are estimated to be 18% of the Company's 1999 Information Services $5.2 million projected expenses. The costs of the Company's Y2K Project are being funded with cash flows from operations. The Company's expenditures for the Y2K Project during the preceding two fiscal years, and project cash expenditures for 1999, are shown for comparison purposes in the following table.

                               Y2K PROJECT COSTS*
                               ------------------

                                            Through
  Cash                                     October 6,   Remaining
Expenditures           1997        1998      1999          1999       1997-99
------------         -------     -------   ----------    ---------   ---------

Consultant Fees**   $183,000    $ 19,000   $  831,000     $114,000   $1,147,000
Hardware Upgrades          0     419,000    1,057,000        4,000    1,480,000
Software Upgrades          0     269,000      280,000                   549,000
                                                                     ----------

Currently Expected Total Y2K Project Costs, 1997-2000:               $3,176,000
                                                                     ==========

Notes:
  * Of the $3,176,000 total expected Y2K Project costs, $2,196,000 or 64% relates to personal computer upgrades conducted in the ordinary course of business that are included in the table merely because of their ancillary benefit of assisting with Year 2000 Issue readiness (consisting of $722,000 for installation, training and related consulting fees, $911,000 for hardware upgrades, and $563,000 for software).

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

At this time, the Company does not anticipate that there will be significant Information Services Department resources allocated to the Year 2000 Issue after January 1, 2000, subject to the various contingencies described in this report 10-Q. It instead expects that substantially all of those resources will be directed at pending and new technology related projects, including the move of the Company's headquarters to Eagan, Minnesota which will involve significant technology enhancements, and the possible replacement of the existing corporate accounting and financial Systems in the ordinary course of business.

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

     The Company has sent 70 letters to vendors of critical IT services, significant food and material vendors, and utilities, among others, in an attempt to obtain certifications of their readiness with respect to the Year 2000 Issue. To date, seven of the letters, or 10%, have been returned. Substantially complete certifications have been received from only three of the 19 most significant suppliers of key software and hardware at the corporate office. The utility and telecommunication firms have been quite conditional in their expressions of Year 2000 Issue readiness, typically linking their readiness to the preparedness of unrelated parties (for example, other contributors to the national power grid). Consequently, the responses are given little weight. Of the Company's primary food distributors, it has received 20 certifications out of 52 initial requests sent to date. The Company has forwarded a letter to five primary distributors, requesting them to furnish their contingency plan for the January 2000 New Year weekend.

     While the Company will continue to seek vendor readiness certifications relative to the Year 2000 Issue, it is expected that most of the companies will fail to provide such documentation, whether due to liability concerns or otherwise. Consequently, the Company is taking this factor into account wherever possible when formulating its various contingency plans.

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

                    CONTINGENCY PLANS

     Contingency Plans for the Year 2000 Issue have been developed and are being implemented as part of the third phase of the Y2K Project, remediation/testing. These plans cover every affected department in the Company and address both internal and external Year 2000 Issue risks. The most critical of these plans, related to restaurant operations, was completed on May 31, 1999 and drafts of all other contingency plans were prepared in June, 1999. For sake of illustration, the restaurant operations contingency plan includes procedures for manually recording and reporting sales transactions, it addresses supply shortages from key distributors, and delineates various other contingency items. It is anticipated that the remainder of the contingency plans will be finalized in early November, 1999. Due to the evolving nature of the Year 2000 Issue risks, it is expected that the Company's contingency plans will be revised over time.

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

                  Management of the Company continues to believe that the action is without merit and is vigorously defending it. On May 28, 1999, the defendants served their motion for summary judgment on all claims. Plaintiffs also moved for partial summary judgement against the Company and Mr. Hatlen for a portion of class period. The respective motions have been scheduled for hearing on December 10, 1999. The defendants have given notice of the plaintiffs' claim to its insurance carrier. The insurance company is reimbursing the defendants for a portion of the costs of defense under a reservation of rights. Although the outcome of this proceeding cannot be predicted with certainty, the Company's management believes that while the outcome may have a material effect on earnings in a particular period, the probability of a material effect on the financial condition of the Company, not covered by insurance, is slight.

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



                                          BUFFETS, INC.
                                          (Registrant)


November 12, 1999
                                          /s/ Roe H. Hatlen
                                          -------------------------
                                          Roe H. Hatlen
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          (Principal Executive Officer)



                                          /s/ Clark C. Grant
                                          -------------------------
                                          Clark C. Grant
                                          Senior Vice President of
                                          Finance and Treasurer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX


       Exhibits                                     Page
       --------                                     ----



27     Financial Data Schedule ..................   Filed Electronically