Form 10-Q/A
period 1999-10-06
BUFFETS INC
filed 1999-11-12
CIK 750274

10Q AMENDED
                                   -----------

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

                YES  X                                  NO
                   -----                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding as of November 8, 1999
        -----                                ----------- -- -- ----------------
Common Stock, $.01 par value                          42,058,597 shares