Form 10-K
period 1999-12-29
BUFFETS INC
filed 2000-03-28
CIK 750274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

               For the fiscal year ended: Commission file number:
                   December 29, 1999               0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

              Minnesota                                 41-1462294
     (State of incorporation)               (IRS Employer Identification No.)

      1460 Buffet Way, Eagan, MN                                    55121
(Address of principal executive offices)                          (Zip code)

                                 (651) 994-8608
              (Registrant's telephone number, including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the shares of voting stock held by non-affiliates of the registrant was approximately $336,931,000 at March 21, 2000, based on the closing sale price for that date as reported on The NASDAQ National Market.

         On March 21, 2000, there were 41,546,812 shares of common stock of the Company, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for its 2000 Annual Meeting to be held May 9, 2000 are incorporated by reference in Part III. Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 29, 1999 (the "1999 Annual Report") are incorporated by reference in Parts I, II and IV.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Buffets, Inc., a Minnesota corporation ("Buffets" or the "Company"), was organized in 1983. Its executive offices are located at 1460 Buffet Way, Eagan, Minnesota 55121. In September 1996, Buffets acquired HomeTown Buffet, Inc., a Delaware corporation ("HomeTown Buffet"), as discussed below. References herein to the "Company" are to Buffets, Inc. and its subsidiaries, Dinertainment, Inc., Distinctive Dining, Inc., HomeTown Buffet, Inc., OCB Restaurant Co., OCB Realty Co., OCB Purchasing Co., OCB Property Co., Restaurant Innovations, Inc. and Tahoe Joe's, Inc. unless the context indicates otherwise.

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

The Company is principally engaged in the development and operation of buffet style restaurants under the names Old Country Buffet(R) ("OLD COUNTRY BUFFET") ("COUNTRY BUFFET" in the states of Colorado and Wyoming), HomeTown Buffet(R) ("HOMETOWN BUFFET") and Granny's Buffet ("GRANNY'S BUFFET"). The Company obtained a federal trademark registration covering the words OLD COUNTRY BUFFET in June of 1985. Under the Merger, the Company gained access to a perpetual license to the HOMETOWN BUFFET mark, including a California state trademark registration and a U.S. trademark application pending to register HOMETOWN BUFFET. The Company obtained federal trademark registration of the name "THE ORIGINAL ROADHOUSE GRILL" in June of 1999 and the name "COUNTRY ROADHOUSE BUFFET & GRILL" in February of 2000. The trademark Country Harvest Buffet(R) is licensed to the Company by Country Harvest Buffet Restaurants, Inc. for possible use at certain restaurants acquired from that company. "Tahoe Joe's" is a registered trademark of Tahoe Joe's, Inc. The trademark "Granny's Buffet" was purchased pursuant to the Granny's Buffet acquisition.

         As of March 22, 2000, the Company operated 403 Company-owned restaurants (253 OLD COUNTRY BUFFET, 126 HOMETOWN BUFFET, 11 Original Roadhouse Grill(R) ("ORIGINAL ROADHOUSE GRILL"), six Granny's Buffet(R) ("GRANNY'S BUFFET"), three Country Roadhouse Buffet & Grill(R) ("COUNTRY ROADHOUSE BUFFET
& GRILL"), three Tahoe Joe's Famous Steakhouse(R) ("TAHOE JOE'S FAMOUS STEAKHOUSE"), and one Soup `N Salad Unlimited(SM) (SOUP `N SALAD)) in 38 states (including two new openings and the sale of two restaurants since fiscal year-end 1999). The Company contemplates that approximately 16 to 22 (eight to ten buffet style restaurants and eight to twelve non-core buffet restaurants) primarily freestanding Company-owned restaurants will be opened in 2000. In addition, the Company has 24 franchised restaurants (five OLD COUNTRY BUFFET and 19 HOMETOWN BUFFET) in operation in ten states.

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

         The Company's buffet restaurants have an average size of approximately 10,000 square feet, seat from 225 to 600 people, and generally include areas that can be partitioned to accommodate private meetings and group outings. The decor is attractive and informal. To date, the Company has located its restaurants primarily within or adjacent to strip or neighborhood shopping centers and, to a lesser extent, regional malls. The Company has 114 freestanding locations, 25 of which it owns. The Company's buffet restaurants generally are open from 11:00 a.m. to 8:00 p.m. or 9:00 p.m. A majority of the Company's buffet restaurants also serve breakfast from 8:00 a.m. to 11:30 a.m. on weekends.

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

ALL-INCLUSIVE PRICE

         Depending on the market area, the Company's buffet restaurants currently charge an all-inclusive price of $5.89 to $6.59 for lunch, Monday through Saturday, and $6.99 to $9.19 for dinner Monday through Sunday. On Saturday and Sunday, certain restaurants serve breakfast at prices ranging from $5.89 to $6.69. Reduced prices are available to senior citizens who purchase an annual senior club card for $1.00 per year and to children under the age of ten or twelve depending on the market area. Children's prices for all meals are $.45 to $.70 per year of their age from two through ten or twelve depending on the market and in limited markets $2.59 to $4.49 depending on age. Customers pay prior to entering the dining area and are assisted to tables by restaurant employees. They may return for second helpings and additional beverages and desserts without additional charge. This all-inclusive pricing approach exists at virtually all of the Company's buffet restaurants, although alternative pricing and service arrangements are occasionally implemented on a test basis.

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

         RESTAURANT MANAGEMENT. Each buffet restaurant typically employs a Senior General Manager or General Manager, Kitchen Manager, Service Manager, and one to two assistant managers. Each of the Company's restaurant General Managers has primary responsibility for day-to-day operations in one of the Company's restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of Company policies and the restaurant's profitability. A portion of each general manager's and other restaurant manager's compensation depends directly on the restaurant's profitability. In addition, restaurant managers may be eligible to received stock options under the Company's current stock option program entitling them to acquire an equity interest in the Company. In 1997, the Company also implemented a "PRIDE" program providing financial incentives to General Managers making a three year service commitment in a single restaurant. The program was designed to enhance the retention of restaurant managers and to build a sense of proprietorship. The Company believes that its compensation policies have been important in attracting, motivating and retaining qualified operating personnel.

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

         MANAGEMENT TRAINING. The Company has a series of training programs that are designed to provide managers with the appropriate knowledge and skills necessary to be successful in their current position. All new restaurant managers hired from outside the Company and hourly employees considered for promotion to restaurant management are required to complete nine days of classroom training at the corporate headquarters in Eagan, Minnesota. After their initial instruction, new management candidates then continue their training for two to four weeks in a certified training restaurant in the field. The information covered includes basic management skills, food production, labor management, operating programs and human resource management.

         Advancement is tied to both current operational performance and training. Individuals designated for promotion to the position of General Manager attend a specialized 8 day training program conducted at the corporate headquarters. This program focuses on advanced management skills with emphasis on team building and performance accountability.

         In addition to these programs, a series of field seminars are conducted for all existing management covering topics from ServSafe, the Company's food safety procedures, to management and human resource skills.

OTHER (NON-BUFFET) RESTAURANT CONCEPTS.

         The Company currently operates four restaurant concepts, comprising 18 restaurants, that differ from the core buffet business. The newest concept, SOUP `N SALAD UNLIMITED opened in December 1999. It is a limited buffet, offering assorted soups, salads, breads and sandwiches. The Company purchased two TAHOE JOE'S FAMOUS STEAKHOUSES in April 1999 and has opened one additional unit in 2000. The three Tahoe Joe's Famous Steakhouses are upscale casual dining restaurants featuring steaks, seafood, and various other entrees served in large portions in a fun atmosphere. Three COUNTRY ROADHOUSE BUFFET & GRILLs are currently in operation, featuring many of the elements of the Company's buffet restaurants, while adding display cooking of grill offerings in a relaxed country atmosphere. The 11 Company operated ORIGINAL

ROADHOUSE GRILL restaurants do not utilize buffet style food service, but instead feature steaks, seafood and other entrees ordered from a menu and then prepared using an "on display" grill. At the commencement of HomeTown's development activities involving its ORIGINAL ROADHOUSE GRILL restaurants, it engaged a predecessor in interest to Roadhouse Grill, Inc. to provide certain consulting services in exchange for the payment of defined consulting fees. That agreement was terminated by the mutual agreement of the parties in March, 1998 and the Company and Roadhouse Grill, Inc. are free to develop their respective variant on the ROADHOUSE GRILL theme without restriction. The Company agreed, as part of the termination understanding, to rename its existing and future ROADHOUSE GRILL restaurants with an alternative name that adds one or more words before "ROADHOUSE" or "ROADHOUSE GRILL" and subsequently adopted the ORIGINAL ROADHOUSE GRILL tradename. The ORIGINAL ROADHOUSE GRILL and the Tahoe Joe's Famous Steakhouse restaurants are currently the Company's only units serving alcohol. The real estate leases for the buffet restaurants generally reserve the right to serve alcohol although this privilege has not been exercised to date.

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

         On March 7, 1997, the Company used this approach to test a new restaurant concept under the tradename PIZZAPLAY. The PIZZAPLAY concept combines Italian-style buffet service with family oriented games. One location opened December 2, 1997 in Columbus, Ohio and was closed in early 1999. The Company holds 80% of the outstanding capital stock of Dinertainment, Inc., the subsidiary that operated the one PIZZAPLAY restaurant.

         On April 7, 1999 the Company acquired an 80% interest in Tahoe Joe's Inc., an operator of two restaurants and the Tahoe Joe's Famous Steakhouse concept for approximately $6.8 million, net of liabilities and cash acquired. One additional restaurant has been opened in 2000.

         The Company at present is not actively seeking to grant additional franchises or enter into additional joint ventures relating to its various restaurant concepts. It may, however, continue to utilize joint ventures from time to time to test new restaurant concepts.

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

ADVERTISING AND PROMOTION

         The Company's advertising spending was 1.3% and 2.0% of restaurant sales during 1997 and 1998, respectively. In 1999, the Company increased its advertising to 2.4% of restaurant sales and expects to increase spending to approximately 2.7% of restaurant sales in 2000.

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

TRADEMARKS

         In June 1985, the Company obtained a federal trademark registration covering the words "Old Country Buffet." As previously stated, the Company has subsequently obtained trademark protection for additional marks used in its business, including exclusive license rights to the trademarks of HOMETOWN BUFFET in connection with the Merger, ORIGINAL ROADHOUSE GRILL, COUNTRY ROADHOUSE BUFFET & GRILL, and PIZZA PLAY. Generally, federal registration of a trademark gives the registrant the exclusive use of the trademark in the United States in connection with the goods or services associated with the trademark, subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Because of the common law rights of such a pre-existing restaurant in certain portions of Colorado and Wyoming, the Company's restaurants in those states use the name "Country Buffet." The Company filed application for federal registration of the trademark "SOUP 'N SALAD UNLIMITED" "Tahoe Joe's" is registered trademark of Tahoe Joe's, Inc. The trademark "Granny's Buffet" was purchased pursuant to the Granny's Buffet acquisition. The Company intends to take appropriate steps to develop and protect its various marks.

EMPLOYEES

         As of February 23, 2000, the Company employed approximately 25,000 persons, including approximately 440 supervisory and administrative, 1,835 managerial, and 22,725 restaurant employees. Approximately 58% of the Company's restaurant employees work part-time. Relations with employees have been satisfactory and no work stoppages due to labor disputes have occurred. The Company anticipates that its work force will increase by approximately 5% by the end of 2000, subject to unexpected turnover levels, availability of qualified personnel and changes in restaurant development plans.

RESTAURANT DEVELOPMENT

         GENERAL. The Company opened or acquired 25 restaurants and closed eight in 1999 and expects to open or acquire approximately 16 to 22 primarily freestanding restaurants in 2000 (approximately eight to ten buffet restaurants and eight to twelve non-core buffet restaurants. When freestanding units predominate the overall new unit development, such as is expected in 2000, the Company can expect to realize higher development costs associated with the cost of land, greater expense for constructing the building shell, and incrementally higher expenditures for labor, materials, and general construction risks.

         The ability of the Company to open new restaurants, and the allocation of new restaurants among the Company's currently available and future concepts, depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases and land purchases, its ability to attract and retain a sufficient number of qualified restaurant managers, the comparative potential return and risk associated with the particular restaurant concept, and the availability of capital. The Company actively and continuously attempts to identify and negotiate leases and land purchases for additional new locations, and expects that it will be able to achieve its intended development schedule for 2000, though there is no assurance that this will be the case.

         GEOGRAPHIC EXPANSION STRATEGY. The Company initially concentrated its restaurant development in the Midwest and then after several years expanded to other regions of the country. The Merger strengthened the Company's presence in California and other key markets. The Company currently operates in 38 states, 41 states including franchised restaurants. The Company generally attempts to cluster its restaurants in geographic areas to achieve economies of scale in costs of supervision, marketing and purchasing.

         SITE SELECTION CRITERIA. The primary criteria typically considered by the Company in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups (such as families and senior citizens) that tend to favor the Company's restaurants, and the occupancy cost of the proposed restaurant. The Company has historically found that these criteria frequently are satisfied by well-located strip shopping centers that benefit from cotenancy with strong national retailers and visibility to high traffic roads. All but 153 of the Company's current restaurants are located in such centers. Thirty-nine of the other 153 restaurants are located in regional or other enclosed shopping malls and 114 are located in freestanding structures. The Company predominately pursues freestanding locations when the projected return on investment falls within acceptable ranges or unique market positioning objectives are involved. The Company typically requires a population density of at least 100,000 within five miles of each new location, and currently is concentrating its development efforts on urban areas that can accommodate a number of Company restaurants. The Company has developed a small market prototype for test in four markets with a population of at least 75,000. There is no certainty that the test will prove successful or that the smaller prototype unit will be developed beyond the test restaurant. Because OLD COUNTRY BUFFET or HOMETOWN BUFFET restaurants typically draw a significant volume of customers, and because of the Company's financial strength, the Company often has been able to negotiate favorable lease terms.

         RESTAURANT CONSTRUCTION. In an effort to better control costs and improve quality, the Company is closely involved in the construction of its restaurants, and also in the acquisition and installation of fixtures and equipment. The Company, through its subsidiary OCB Realty Co., generally acts as its own general contractor, using restaurant designs prepared by the Company's own staff with final documents completed by an outside architectural firm. The Company normally satisfies the equipment and other restaurant supply needs of its new restaurants by purchasing from equipment suppliers. Restaurants located in shopping centers typically open approximately 11 weeks after construction begins, while freestanding restaurants typically open approximately 17 weeks after construction begins. Freestanding restaurants opened in 1999 cost an average of approximately $1,235,000 for building and leasehold improvements and approximately $666,000 for equipment and furnishings. It is expected that restaurants opening in 2000 will be primarily freestanding buildings.

FORWARD-LOOKING INFORMATION

         This Form 10-K, together with the Company's other ongoing securities filings, press releases, conference calls and discussions with securities analysts and other communications contains certain forward-looking statements that involve risks and uncertainties. These statements relate to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the Company using words such as "expects," "anticipates," "intends," "plans" and similar expressions. The Company's actual results could differ materially from those disclosed in these statements, to various factors, including the following "RISK FACTORS" and factors set forth elsewhere in this Form 10-K. The Company assumes no obligation to publicly release the results of any revision or updates to forward-looking statements or these risk factors to reflect future events or unanticipated occurrences.

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


RISKS ASSOCIATED WITH NEW DEVELOPMENT

         The Company has historically added restaurants each year either through new construction, acquisition, or both. It currently expects that this practice will continue in 2000 to the extent described above in the section captioned "Restaurant Development." However, a large number of variables affect restaurant development and the Company cannot predict with certainty the ultimate level of restaurant additions, if any, in any particular fiscal year. This is due to the unique aspects associated with development transactions, such as the date sites become available, the speed with which the Company can obtain required permits, the availability of construction labor and materials, and how quickly the new restaurants can be staffed. These factors also make it difficult to predict when new restaurants will open and produce revenue.

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

         Traditionally, the Company has used cash flow from operations as its primary funding for restaurant additions. The Company cannot guarantee that this source of capital will be sufficient to attain the desired development levels if adverse changes occur affecting revenues, profitability or cash flow from operations. The Company's recent focus on freestanding rather than mall locations has reduced the frequency and amount of landlord contributions towards construction costs, reducing the capital available for development. The Company's ability to purchase (rather than build) additional restaurants also depends on the factors described in this section, as well as other factors. These factors include the Company's ability to convert purchased restaurants to one of the Company's existing restaurant concepts and to integrate them into the Company's business or, alternatively, to successfully operate the acquired business using its existing format.

         Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees and established customers. No assurances can be given that any acquisition or investment by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business. If the Company ever determines to make major acquisitions of other businesses or assets, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sales, if any, of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

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

         There have been historical instances of other reputable food service companies being materially and adversely impacted by food-borne illness incidents. Some of these incidents have involved third party food suppliers and transporters outside of their reasonable control. The Company has rigorous internal standards, training and other programs to attempt to minimize the risk of these occurrences. However, the Company cannot guarantee that these efforts will be fully effective in preventing all food-borne illnesses. New illnesses resistant to current precautions may also develop in the future.

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

         The Company believes that it has been benefitted by television marketing programs in recent years. Marketing programs are generally most effective in the period immediately following their introduction when they initiate trial usage by new customers. In the markets where the Company utilize television marketing, virtually all have received coverage for more than a year. It is therefore possible that future advertising in these markets will be less successful than when the programs were first aired. The final level of television advertising expenditures in 2000 will depend on the effectiveness of the commercials, the availability and cost of advertising air time, and changes in the Company's marketing priorities.

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

         Previous results at the Company's restaurants and at the Company overall may not be indicative of future performance, as a result of any or all of the risk factors discussed in the various sections in this Form 10-K incorporating the words "RISK FACTORS."

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

         The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials resulting from, sites of past spills, disposals or other releases of hazardous materials (together, "Environmental Laws"). In particular under applicable Environmental Laws, the Company may be responsible for remediation of environmental conditions and maybe subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its restaurants and the land on which its restaurants are located, regardless of whether the Company leases or owns the restaurants or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant. There can be no assurance that environmental conditions relating to prior, existing or future restaurants or restaurant sites will not have a material adverse affect on the Company.

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

YEAR 2000 ISSUE RISKS

         Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "year-2000 problem" or "millennium bug" is the inability of computer software or hardware (collectively, "Systems") to recognize or properly process dates ending in "00" and dates after the year 2000. Significant attention was focused on the year 2000 to update or replace such Systems in order to avoid System failures, miscalculations, or business interruptions that might otherwise result.

         As of March 13, 2000, the Company has not experienced and does not anticipate any adverse effects on the Company's Systems and operations as a result of year-2000 issues. Further, as of March 13, 2000, the Company has not experienced any operating problems or product failures as a result of year-2000 issues with its vendors, service providers, or customers.

         The "year-2000" project costs for 1997, 1998 and 1999 total $3.4 million of which $2.0 million were hardware and software upgrades and $1.4 million were consultant fees.


RISKS ASSOCIATED WITH PURCHASING, OWNING, OR SELLING THE COMPANY'S SECURITIES

         The Company's securities currently trade publicly on the NASDAQ National Market. The market price of the Company's securities fluctuate significantly. These price changes do not necessarily correlate to movements in the overall stock market. The stock market has from time to time experienced extreme price and volume fluctuations, which has often been unrelated or disproportionate to the operating performance of particular companies. Fluctuations or decreases in the trading price of the Company's securities may adversely affect the ability of security holders to trade in the Company's securities. In addition, such fluctuations could adversely affect the Company's ability to raise capital through future equity financing should the Company determine at some point that it is in its best interest to do so.

ITEM 2.  PROPERTIES

         The Company has completed development and moved into a new Company-owned corporate headquarters building located in Eagan, Minnesota as of March 13, 2000. The facility replaces three leased buildings whose leases expire April 30, 2000. The new building contains approximately 100,000 square feet and consolidates the executive offices, training facility, and warehouse. The costs associated with the building, improvements, equipment and fixtures for the Eagan facility total $15.7 million. The building is situated on one of four parcels acquired in 1995 for $2.1 million, including improvement costs. The Company also owns a 72,000 square foot facility in Marshfield, Wisconsin that it utilizes for the fabrication of cabinetry, fixtures and upholstery of chairs and booths for its restaurants. The Company operates a regional and executive office in San Diego, California. This office is comprised of approximately 2,800 square feet. Its lease expires October 24, 2001, with one two-year extension available.

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

         Most of the Company's restaurants are located in leased facilities, although the Company has increasingly considered land purchases for freestanding restaurants in instances where an acceptable return or market positioning justifies the additional investment. One hundred fourteen restaurants are located in freestanding buildings, 39 are located in regional or other enclosed shopping malls, and 250 are located in strip or neighborhood shopping centers. Most of the leases provide for a minimum annual rent and additional rent calculated as a percentage of restaurant sales, generally 3% to 5%, if the rents so calculated exceed the minimum. The initial terms of the Company's leases generally range from ten to fifteen years, and the leases usually have renewal options for additional periods of five to fifteen years.

         The Company owns substantially all of the equipment, furniture and fixtures in its restaurants. Leasehold improvements made by the Company in leased premises usually become the property of the landlord upon expiration or termination of the lease. Historically most of the Company's strip mall landlords contributed towards a portion of the cost of leasehold improvements by way of either rent concessions or cash contributions.

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

         The defendants have answered the third complaint, denying all liability and raising various affirmative defenses. Discovery was substantially completed as of February 26, 1999. By Order entered on June 17, 1999, as amended by Order dated August 18, 1999, the District Court certified the proposed plaintiff class.

         Management of the Company continues to believe that the action is without merit and is vigorously defending it. On May 28, 1999, the defendants moved for summary judgment on all claims. Plaintiffs also moved for partial summary judgement against the Company and Mr. Hatlen for a portion of the class period. The District Court heard oral argument on the respective motions on December 10, 1999, but has not yet ruled on the motions.

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

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The officers of the Company are elected annually by the Board of Directors to serve until the next annual meeting of the Board. Sixteen officers were so elected by the Board of Directors in 1999, including ten executive officers (currently, those designated as Senior Vice President or higher) who serve on the Company's "Executive Committee." The following table contains information regarding the executive officers, and all persons chosen to become executive officers, of the Company.


                           Executive          Principal Occupation and
                           Officer            Business Experience
Name and Age               Since              For Last Five Years
--------------------------------------------------------------------------------
Glenn D. Drasher (48)        1997             Executive Vice President of
                                              Marketing of the Company since
                                              January 1997; Executive Vice
                                              President of Country Kitchen
                                              International, family dining
                                              restaurants, June 1996 to January
                                              1997; Vice President of Marketing
                                              of Country Hospitality, September
                                              1993 to June 1996.

David Goronkin (37)          1996             Executive Vice President of
                                              Operations for the Company since
                                              September 1996; Vice President of
                                              Operations of HomeTown Buffet, May
                                              1996 to September 1996; Director
                                              of Operations of HomeTown Buffet,
                                              November 1994 to May 1996.


                           Executive          Principal Occupation and
                           Officer            Business Experience
Name and Age               Since              For Last Five Years
--------------------------------------------------------------------------------
Clark C. Grant (48)          1986             Senior Vice President of Finance
                                              since March 1998; Treasurer of the
                                              Company since May 1986; Executive
                                              Vice President of Finance and
                                              Administration, December 1994 to
                                              March 1998.

Roe H. Hatlen (56)           1983             Co-Founder of the Company;
                                              Chairman and Chief Executive
                                              Officer of the Company since
                                              December 1983.

Kerry A. Kramp (44)          1996             President of the Company since
                                              September 1996, Chief Operating
                                              Officer since August 1998 and
                                              Director since February 2000;
                                              President of HomeTown Buffet from
                                              December 1995 to September 1996
                                              and its Chief Operating Officer
                                              from May 1995 to September 1996;
                                              Vice President of Operations of
                                              HomeTown Buffet from February 1992
                                              to December 1995.

H. Thomas Mitchell (43)     1998              Executive Vice President and Chief
                                              Administrative Officer since March
                                              1998; General Counsel and
                                              Secretary of the Company since
                                              June 1995; Vice President from
                                              June 1995 to March 1998; Corporate
                                              Counsel from June 1994 to June
                                              1995.

Jean C. Rostollan (48)      1991              Executive Vice President of
                                              Purchasing since September 1996;
                                              Assistant Secretary of the Company
                                              since February 1992; Executive
                                              Vice President of Development and
                                              Purchasing, December 1994 to
                                              September 1996.




                          Executive           Principal Occupation and


                           Officer            Business Experience
Name and Age               Since              For Last Five Years
--------------------------------------------------------------------------------
C. Dennis Scott (53)         1996             Co-Founder and Vice Chairman since
                                              September 1996; Chief Operating
                                              Officer of the Company from
                                              September 1996 to August 1998;
                                              Co-Founder of HomeTown Buffet;
                                              Director and Chief Executive
                                              Officer of HomeTown Buffet or its
                                              predecessor companies since 1989.

K. Michael Shrader (56)      1996             Executive Vice President of Human
                                              Resources and Training of the
                                              Company since March 1997; Vice
                                              President of Human Resources of
                                              the Company, September 1996 to
                                              March 1997; Vice President of
                                              Human Resources of HomeTown
                                              Buffet, January 1996 to September
                                              1996; Director of Human Resources
                                              of HomeTown Buffet, August 1995 to
                                              January 1996; Selection Analyst,
                                              the Gallup Organization, February
                                              1995 to August 1995; Self-employed
                                              business consultant, March 1993 to
                                              February 1995.

Neal L. Wichard (57)         1996             Senior Vice President of Real
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


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTER

          The information set forth under the caption "Market for the Company's Common Stock and Related Stockholder Matters" on page 25 of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The information set forth under the caption, "Selected Consolidated Financial Data" on page 4 of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

          The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 5 through 10 of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" on page 10 of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required under this Item 8 is incorporated herein by reference to pages 11 through 25 of the Company's 1999 Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         Incorporated herein by reference to the sections captioned "Number and Election of Directors," "Certain Information Regarding the Board of Directors of the Company" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 29, 1999. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

          Incorporated herein by reference to the section captioned "Compensation of Executive Officers" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 29, 1999; provided, however, that the subsection thereof entitled "Compensation Committee Report on Executive Compensation" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         Incorporated herein by reference to the similarly captioned section in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 29, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference to the section captioned "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 29, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.
     (a) The following documents are filed as part of this Report.

         1.       Financial Statements
                  Consolidated Balance Sheets at December 30, 1998 and December 29, 1999*

                  Consolidated Statements of Operations for the Years Ended December 31, 1997, December 30, 1998, and December 29, 1999*



                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, December 30, 1998 and December 29, 1999*

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, December 30, 1998 and December 29, 1999*

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, December 30, 1998 and December 29, 1999*

                  Notes to Consolidated Financial Statements*

                  Independent Auditors' Report of Deloitte & Touche LLP*

----------------------
*Incorporated herein by reference to pages 11 through 25 of the Company's 1999 Annual Report

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

                  10(a)    1985 Stock Option Plan. (7)*

                  10(b)    1988 Stock Option Plan. (8)*

                  10(c) 1995 Stock Option Plan. (9) The number of shares available for grant was increased to 2,500,000 on May 12, 1998. (10)*

                  10(d)    1997 Non-Employee Director Stock Option Plan. (10)*

                  10(e)    1999 Stock Option Plan.(11)*

                  10(f)    2000 Omnibus Stock Plan.*

                  10(g) Second Amended and Restated Credit Agreement by and between the Company and First Bank National Association, now USBank National Association. (12)

                  10(h) Amendment No. 1 dated as of September 20, 1996 to Second Amended and Restated Credit Agreement by and between the Company and First Bank National Association, now USBank National Association. (13)

                  10(i) Amendment No. 2 dated as of May 28, 1997 to Second Amended and Restated Credit Agreement by and between the Company and First Bank National Association, now USBank National Association. (14)

                  10(j) Amendment No. 3 dated as of September 12, 1997 to Second Amended and Restated Credit Agreement by and between the Company and First Bank National Association, now USBank National Association. (15)

                  10(k) Letter dated as of January 14, 1998 to Second Amended and Restated Credit Agreement by and between the Company and First Bank National Association, now USBank National Association. (16)

                  10(l) Amendment No. 4 dated as of October 1, 1998 to Second Amended and Restated Credit Agreement by and between the Company and USBank National Association. (17)

                  10(m) Amendment No. 5 dated June 30, 1999 to Second Amended and Restated Credit Agreement by and between the Company and USBank National Association. (18)

                  10(n) Amendment No. 6 dated July 14, 1999 to Second Amended and Restated Credit Agreement by and between the company and USBank National Association. (19)

                  10(o)    Management Bonus Program. (20)*

                  10(p)    1991 HomeTown Buffet Stock Option Plan, as amended.
                           (21)*

                  10(q) Consolidating Promissory Note issued by Kerry A. Kramp to the Company and related Stock Pledge Agreement, each dated December 31, 1996. (22)*

                  10(r) Promissory Note issued by Michael Shrader to HomeTown Buffet and related Pledge Agreement, each dated August 7, 1996. (23)*

                  10(s) Employment Agreement with Kerry A. Kramp dated September 20, 1996. (24)*

                  10(t)    Form of Franchise Agreement. (25)*

                  10(u) Management Agreement with Roe H. Hatlen dated as of February 15, 2000.*

                  10(v) Management Agreement with C. Dennis Scott dated as of February 15, 2000.*

                  10(w) Management Agreement with Kerry A. Kramp dated as of February 15, 2000.*

                  10(x) Management Agreement with David Goronkin dated as of February 15, 2000.*

                  13 Annual Report to Shareholders for the fiscal year ended December 29, 1999.

                  21       Subsidiaries of the Company.

                  23(a)    Consent of Deloitte & Touche LLP.

                  27(a)    Financial Data Schedule.


---------------------------

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

(7) Incorporated by reference to Exhibits to Registration Statement on Form S-1 dated October 25, 1985 (Registration No. 33-171).

(8) Incorporated by reference to Exhibits to Annual Report on Form 10-K for fiscal year ended December 30, 1992.

(9) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended October 4, 1995.

(10) Incorporated by reference to the Proxy Statement for the May 12, 1998 Annual Meeting of Shareholders.

(11) Incorporated by reference to Exhibit 99 to Registration Statement on Form S-8 dated February 15, 2000.

(12) Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 24, 1996.

(13) Incorporated by reference to Exhibit 4.5 to Registration Statement on Form 8-A dated November 7, 1996.

(14) Incorporated by reference to Exhibit 10.1 to Registration Statement on Form 8-A dated April 23, 1997.

(15)     Incorporated by reference to Exhibit 10(b) to the Company's

         Quarterly Report on Form 10-Q for the period ended October 8, 1997.

(16) Incorporated by reference to Exhibit 10(I) to Annual Report on Form 10-K for fiscal year ended December 31, 1997.

(17) Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended October 7, 1998.

(18) Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended July 14, 1999.

(19) Incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 1-Q for the quarter ended July 14, 1999.

(20) Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for fiscal year ended December 31, 1997.

(21) Incorporated by reference to Exhibit 10.1 to HomeTown Buffet's Quarterly Report on Form 10-Q for the period ended April 24, 1996 (File No. 0-22402).

(22) Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for fiscal year ended January 1, 1997.

(23) Incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for fiscal year ended January 1, 1997.

(24) Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the period ended October 9, 1996.

(25) Incorporated by reference from Exhibits to HomeTown Buffet's Registration Statement on Form S-1, as amended, effective September 22, 1993 (Registration No. 33-67326).

         (b)      Reports on Form 8-K.

         The Company filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 29, 1999.

                        ANNUAL REPORT AND PROXY STATEMENT

         With the exception of the matters specifically incorporated herein by reference to the Company's 1999 Annual Report to Shareholders or to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2000, no other portions of the 1999 Annual Report to Shareholders or Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Buffets, Inc.

March 28, 2000                                         By /s/ Roe H. Hatlen
-------------------                                      -----------------------
         Date                                          Roe H. Hatlen
                                                       Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                        Capacity                Date
-----------                     ----------              -------
/s/ Roe H. Hatlen          Chairman of the Board       March 28, 2000
------------------------   and Chief Executive
Roe H. Hatlen              Officer (Principal
                           Executive Officer)

/s/ Clark C. Grant         Senior Vice President       March 28, 2000
------------------------   of Finance and Treasurer
Clark C. Grant             (Principal Financial
                           Officer)

/s/ Marguerite C. Nesset   Vice President of           March 28, 2000
------------------------   Accounting and
Marguerite C. Nesset       Controller (Principal
                           Accounting Officer)

/s/ C. Dennis Scott        Vice Chairman of            March 28, 2000
------------------------   the Board and Director
C. Dennis Scott

/s/ Kerry A. Kramp         President, Chief            March 28, 2000
------------------------   Operating Officer and
Kerry A. Kramp             Director

/s/ Walter R. Barry, Jr.   Director                    March 28, 2000
------------------------
Walter R. Barry, Jr.

/s/ Marvin W. Goldstein    Director                    March 28, 2000
------------------------
Marvin W. Goldstein

/s/ Alan S. McDowell       Director                    March 28, 2000
------------------------
Alan S. McDowell

/s/ Michael T. Sweeney     Director                    March 28, 2000
------------------------
Michael T. Sweeney

                                  EXHIBIT INDEX


EXHIBITS
2        Agreement and Plan of Merger by and among
         the Company, Country Delaware, Inc.,
         and HomeTown Buffet, Inc..........................................Incorporated by Reference

3(a)     Composite Amended and Restated Articles
         of Incorporation..................................................Incorporated by Reference

3(b)     By-laws of the Company............................................Incorporated by Reference

3(c)     Form of Rights Agreement, dated as of
         October 24, 1995 between the Company
         and the American Stock Transfer & Trust
         Company, as Rights Agent .........................................Incorporated by Reference

4(a)     Indenture dated as of November 27, 1995
         related to 7% Convertible Subordinated
         Notes of HomeTown Buffet due 2002.................................Incorporated by Reference

4(b)     First Supplemental Indenture dated as
         of September 20, 1996 among the Company,
         HomeTown Buffet and Wells Fargo Bank, N.A.........................Incorporated by Reference

10(a)    1985 Stock Option Plan............................................Incorporated by Reference

10(b)    1988 Stock Option Plan............................................Incorporated by Reference

10(c)    1995 Stock Option Plan............................................Incorporated by Reference

10(d)    1997 Non-Employee Director Stock Option
         Plan     .........................................................Incorporated by Reference

10(e)    1999 Stock Option Plan............................................Incorporated by Reference

10(f)    2000 Omnibus Stock Plan ..........................................Filed Electronically

10(g)    Second Amended and Restated Credit
         Agreement by and between the Company
         and First Bank National Association,
         now USBank National Association...................................Incorporated by Reference

10(h)    Amendment No. 1 dated as of September 20,
         1996 to Second Amended and Restated Credit
         Agreement by and between the Company
         First Bank National Association, now
         USBank National Association.......................................Incorporated by Reference

10(i)    Amendment No. 2 dated as of May 28, 1997
         to Second Amended and Restated Credit
         Agreement by and between the Company
         and First Bank National Association,
         now USBank National Association...................................Incorporated by Reference


10(j)    Amendment No. 3 dated as of September 12,
         1997 to Second Amended and Restated Credit
         Agreement by and between the Company and
         First Bank National Association, now
         USBank National Association.......................................Incorporated by Reference

10(k)    Letter dated as of January 14, 1998 to
         Second Amended and Restated Credit Agreement
         by and between the Company and First Bank
         National Association, now USBank
         National Association..............................................Incorporated by Reference

10(l)    Amendment No. 5 dated June 30, 1999 to
         Second Amended and Restated Credit Agreement
         by and between the Company and USBank
         National Association..............................................Incorporated by Reference

10(m)    Amendment No. 6 dated July 14, 1999 to
         Second Amended and Restated Credit Agreement
         by and between the Company and USBank
         National Association..............................................Incorporated by Reference

10(n)    Amendment No. 4 dated as of October 1,
         1998 to Second Amended and Restated Credit
         Agreement by and between the Company and
         USBank National Association.......................................Incorporated by Reference

10(o)    Management Bonus Program..........................................Incorporated by Reference

10(p)    1991 HomeTown Buffet Stock Option Plan,
         as amended........................................................Incorporated by Reference

10(q)    Promissory Note issued by Kerry A. Kramp
         to the consolidating Company and
         related Stock Pledge Agreement, each
         dated December 31, 1996...........................................Incorporated by Reference

10(r)    Promissory Note issued by Michael Shrader
         to HomeTown Buffet and related Pledge
         Agreement, each dated August 7, 1996..............................Incorporated by Reference

10(s)    Employment Agreement with Kerry A. Kramp
         dated September 20, 1996..........................................Incorporated by Reference

10(t)    Form of Franchise Agreement.......................................Incorporated by Reference

10(u)    Management Agreement with Roe H.
         Hatlen dated as of February 15, 2000..............................Filed Electronically

10(v)    Management Agreement with C. Dennis
         Scott dated as of February 15, 2000...............................Filed Electronically

10(w)    Management Agreement with Kerry A.
         Kramp dated as of February 15, 2000...............................Filed Electronically

10(x)    Management Agreement with David
         Goronkin dated as of February 15, 2000............................Filed Electronically


13       Annual Report to Shareholders for the
         fiscal year ended December 29, 1999...............................Filed Electronically


21       Subsidiaries of the Company.......................................Filed Electronically

23(a)    Consent of Deloitte & Touche LLP..................................Filed Electronically

27(a)    Financial Data Schedule...........................................Filed Electronically