Form 10-Q
period 2000-04-19
BUFFETS INC
filed 2000-06-02
CIK 750274

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

  For Quarter Ended:                                   Commission File Number
    April 19, 2000                                             0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

       Minnesota                                        41-1462294
(State of incorporation)                   (I.R.S. Employer Identification No.)

                        1460 Buffet Way, Eagan, MN 55121
                    (Address of principal executive offices)

                                 (651) 994-8608
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  X                                      NO
                      -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                    Outstanding as of June 1, 2000
        -----                                    ----------- -- -- ------------
Common Stock, $.01 par value                           41,577,129 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                    INDEX
                                    -----
                                                           Page No.
                                                           --------

 PART I.   FINANCIAL INFORMATION

 Item 1.   Consolidated Financial Statements:

           Condensed Consolidated Statements of Earnings
           Sixteen Weeks Ended April 21, 1999
           and April 19, 2000 (Unaudited).......................3

           Condensed Consolidated Balance Sheets -
           December 29, 1999 and April 19, 2000 (Unaudited).....4

           Condensed Consolidated Statements of Cash Flows-
           Sixteen Weeks Ended April 21, 1999 and
           April 19, 2000 (Unaudited)...........................5

           Notes to Condensed Consolidated Financial
           Statements...........................................6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations...........................................7

PART II.   OTHER INFORMATION....................................17

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS



                         BUFFETS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                               SIXTEEN WEEKS ENDED
                                             ------------------------
                                             APRIL 21,       APRIL 19,
                                               1999            2000
                                             --------        --------
                    (in thousands, except per share amounts)

RESTAURANT SALES ....................        $277,838        $302,740

RESTAURANT COSTS:
    Food costs ......................          90,041          96,677
    Labor costs .....................          87,026          93,633
    Direct and occupancy costs ......          63,167          65,742
                                             --------        --------
      Total restaurant costs ........         240,234         256,052
                                             --------        --------

RESTAURANT PROFITS ..................          37,604          46,688

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES ............          21,744          25,092
IMPAIRMENT OF ASSETS AND
 SITE CLOSING COSTS..................             329           1,139
                                             --------        --------
                                               15,531          20,457

OTHER INCOME ........................             939           1,084
                                             --------        --------

EARNINGS BEFORE INCOME TAXES ........          16,470          21,541
INCOME TAXES ........................           6,260           8,185
                                             --------        --------

NET EARNINGS ........................        $ 10,210         $13,356
                                             ========        ========

EARNINGS PER SHARE:
    Basic............................            $.23            $.32
                                             ========        ========
    Diluted..........................            $.22            $.31
                                             ========        ========

WEIGHTED AVERAGE COMMON SHARES
 ASSUMED OUTSTANDING:
    Basic............................          44,238          41,547
    Diluted..........................          48,056          45,265



            See Notes to Condensed Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                 DECEMBER 29,      APRIL 19,
                                                                    1999             2000
                                                                 ------------      ---------

                    (In thousands, except per share amounts)

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents................................        $ 72,260      $ 92,604
   Receivable from landlords................................           1,092         1,162
   Inventory................................................           4,705         4,435
   Prepaid rents............................................           1,891         1,023
   Other current assets.....................................           7,055         7,999
   Deferred income taxes....................................          14,448        14,919
                                                                    --------      --------
      TOTAL CURRENT ASSETS..................................         101,451       122,142

PROPERTY AND EQUIPMENT:
   Land.....................................................          21,652        22,634
   Buildings................................................          41,855        47,351
   Equipment................................................         279,317       281,020
   Leasehold improvements...................................         247,141       248,719
                                                                    --------      --------
                                                                     589,965       599,724
   Less accumulated depreciation and amortization...........         236,308       241,717
                                                                    --------      --------
                                                                     353,657       358,007

GOODWILL....................................................          16,393        16,071
OTHER ASSETS................................................           6,134         7,238
                                                                    --------      --------
                                                                    $477,635      $503,458
                                                                    ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable..........................................        $ 34,209       $33,913
   Accrued payroll and related benefits......................          23,777        27,051
   Accrued rents.............................................          19,757        18,466
   Accrued sales taxes.......................................           4,033         5,533
   Accrued insurance.........................................           5,945         7,148
   Accrued store closing costs...............................           4,401         4,273
   Other accrued expenses....................................           7,848        10,879
   Income taxes payable......................................               -         5,243
   Current portion of capital leases.........................             686            26
                                                                      -------      --------
      TOTAL CURRENT LIABILITIES..............................         100,656       112,532

LONG-TERM DEBT...............................................          41,465        41,465
OTHER NON-CURRENT LIABILITIES................................               -           181
MINORITY INTEREST............................................             265           290
DEFERRED INCOME TAXES........................................          28,866        29,232
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized 5,000 shares;
      none issued and outstanding ...........................               -             -
   Common stock, $.01 par value; authorized 60,000 shares;
      issued and outstanding 41,545 and
      41,548 shares, respectively............................             415           415
   Additional paid-in capital................................         111,152       111,171
   Retained earnings.........................................         194,816       208,172
                                                                     --------      --------
      TOTAL STOCKHOLDERS' EQUITY.............................         306,383       319,758
                                                                     --------      --------
                                                                     $477,635      $503,458
                                                                     ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             SIXTEEN WEEKS ENDED
                                                           -------------------------
                                                            APRIL 21,       APRIL 19,
                                                             1999             2000
                                                           ---------        --------
                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.............................................   $10,210        $13,356
  Adjustments to reconcile net earnings
      to net cash provided by operating activities:
          Depreciation and amortization ...................    13,321         13,083
          Impairment of assets and site closing costs......       329          1,139
          Deferred income taxes ...........................       978           (105)
          Other, net.......................................       117            126
 Changes in assets and liabilities:
          Inventory .......................................       496            270
          Other current assets ............................       (67)          (180)
          Refundable income taxes..........................     2,666            104
          Other assets ....................................        (1)            68
          Accounts payable ................................    (1,443)          (296)
          Accrued payroll and related benefits ............     2,187          3,274
          Accrued store closing costs .....................      (471)          (128)
          Other accrued expenses ..........................     2,573          4,443
          Income taxes currently payable ..................         -          5,243
                                                              -------        -------

             Total adjustments.............................    20,685         27,041
                                                              -------        -------

             Net cash provided by operating activities.....    30,895         40,397

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures ...............................   (11,110)       (19,594)
       Purchase of restaurants, less cash acquired.........    (6,742)             -
       Cash received from landlords .......................     1,999            142
                                                              -------        -------
             Net cash used in investing activities.........   (15,853)       (19,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of capital leases..........................      (755)          (660)
       Proceeds from exercise of employees' stock options .        98             59
       Repurchase of common stock..........................   (21,953)             -
                                                              -------        -------
             Net cash used in financing activities.........   (22,610)          (601)
                                                              -------        -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......   (7,568)         20,344

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............    94,058         72,260
                                                              -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................   $86,490        $92,604
                                                              =======        =======

Supplemental disclosures of cash flow information:

NON CASH INVESTING AND FINANCING ACTIVITIES:
       Sale of restaurants in exchange for note receivable.         -        $ 1,242

Cash paid during the period for:
       Interest (net of capitalized interest of $93 and
       $119 in 1999 and 2000, respectively)................   $   935        $     0
       Income taxes .......................................     2,609          2,940


                 See Notes to Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of April 19, 2000 and the results of operations and cash flows for the sixteen weeks ended April 21, 1999 and April 19, 2000.

2. These statements should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1999 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 17 of this quarterly report.

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

                                            Sixteen                   Sixteen
                                          Weeks Ended               Weeks Ended
                                           April 21,                  April 19,
                                             1999                       2000
                                          -----------               -----------
      Net earnings .....................     $10,210                   $13,356
      Interest on convertible
       subordinated notes (after tax)...         555                       530
                                             -------                   -------

      Income available to common
       shareholders and assumed
       conversion.......................     $10,765                   $13,886
                                             =======                   =======

      Weighted average common
       shares outstanding...............      44,238                    41,547
      Dilutive effect of:
       Convertible subordinated notes...       3,554                     3,553
       Stock options....................         264                       165
                                             -------                   -------
      Common shares assuming dilution...      48,056                    45,265
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

RESULTS OF OPERATIONS

SIXTEEN WEEKS ENDED APRIL 19, 2000

     RESTAURANT SALES. Restaurant sales of $302.7 million during the first sixteen weeks of 2000 represented a 9.0% increase over sales of $277.8 million for the comparable period of 1999, due to sales generated by new restaurants and a comparable restaurant sales increase of 3.4%. Two new restaurants opened, and two restaurants were closed in the first quarter of 2000, bringing the total number of Company-owned restaurants to 403 at the end of the quarter (253 Old Country Buffet(R), 126 HomeTown Buffet(R), 11 The Original Roadhouse Grill(SM), six Granny's Buffet(R), three Tahoe Joe's Famous Steakhouse(R), three Country Roadhouse Buffet & Grill(SM), and one Soup 'N Salad Unlimited(SM)), compared to 391 restaurants open at the end of the comparable 1999 period. Average weekly sales per restaurant for the first sixteen weeks of 2000 increased 4.8% to $46,969 from $44,798 in the comparable period of 1999. New restaurants opened during the quarter generated average weekly sales well above the Company's first quarter average. The Company's price increases have been close to the inflation rate.

     RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs decreased to 84.6% for the first sixteen weeks of 2000 from 86.5% for the first sixteen weeks of 1999. Food costs as a percentage of restaurant sales decreased to 32.0% from 32.4%. Labor costs decreased to 30.9% in 2000 from 31.3% in 1999 primarily due to the improvement in employee efficiencies with the increase in sales. Direct and occupancy costs decreased as a percentage of sales to 21.7% in 2000 from 22.8% in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales, inclusive of marketing, increased to 8.3% in the first sixteen weeks of 2000 from 7.8% in the first sixteen weeks of 1999. Such expenses in absolute terms were higher at $25.1 million for the first sixteen weeks of 2000 from $21.7 million in the comparable period of 1999, primarily as a result of increases in advertising in 2000 compared to the first quarter of 1999.

Advertising costs as a percentage of restaurant sales were 2.8% in 2000 compared to 2.5% in 1999. The Company is anticipating increasing its marketing spending in 2000 to approximately $28.4 million.

     SITE CLOSING COSTS. The Company sold five underperforming restaurants during the quarter, three of which generated a charge of $1,139,000. Two restaurants were closed in the first quarter and two restaurants closed subsequent to the end of the quarter with the fifth restaurant to close by the end of the second quarter.

     INCOME TAXES. Income taxes were 38.0% of earnings before taxes for 2000 and 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's restaurants generate cash immediately through sales. The majority of new restaurants are profitable within the second period after opening. The Company does not have significant assets in the form of trade receivables or inventory, and often receives several weeks of trade credit from food and supply purveyors; therefore, the Company's operations generate substantial cash which is available to fund new restaurants. The investment of cash flow from operations in restaurant property and equipment and the repurchase of common stock may result in a "working capital deficit" (current liabilities exceeding current assets) which, to a considerable extent, represents interest-free financing from trade creditors that the Company intends to continue to utilize.

     The Company currently has an unsecured revolving line of credit of up to $50 million, with interest payable at the option of the Company at the applicable "eurodollar rate," "certificate of deposit rate," or the "reference rate" of the bank at the time of the advance. On July 1, 2002, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2005. As of and for the periods ended April 19, 2000 and April 21, 1999 the Company had no borrowings outstanding under this credit line.

     In 1995, HomeTown Buffet issued $41.5 million in aggregate principal amount of 7.0% subordinated convertible notes due on December 1, 2002. The notes are convertible into shares of the Company's common stock at a conversion price of $11.67, subject to adjustment under certain conditions, at any time until maturity. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The notes became redeemable in whole or in part, at the option of the Company, at any time on or after December 2, 1998. During 1998, $35,000 of the notes were converted into 3,000 shares of common stock at the discretion of the debtholder. There were no conversions in 1999 and the first quarter of 2000.

     On May 12, 1998, the Company's Board of Directors authorized the expenditure of up to $40 million for the purchase of outstanding shares of the Company's common stock, to be effected from time to time in transactions on the Nasdaq National Market or otherwise. On June 3, 1999, the Company's Board of Directors authorized the expenditure of up to an additional $40 million for the purchase of outstanding shares of the Company's common stock, to be effected from time to time in transactions on the Nasdaq National Market or otherwise. As of April 19, 2000 and December 29, 1999, the Company had repurchased $47.1 million of its common stock (4,326,000 shares at an average price of $10.88).

     The Company requires significant amounts of capital to fund its growth. During 2000, the Company expects to open approximately 16 to 20 restaurants, approximately 8 to 10 buffet restaurants and 8 to 10 non-core buffet restaurants. The Company expects to spend approximately $38 to $43 million in aggregate on these new restaurants, for leasehold improvements depending upon the level of contributions obtained from landlords. The Company also expects to spend $7 to $10 million in various remodeling and improvement costs at existing facilities. In addition, the Company periodically evaluates the purchase of existing restaurants and/or restaurant concepts.

     The Company also expects to spend approximately $6.0 million during the first half of 2000 on its new corporate office location in Eagan, Minnesota which was completed in March 2000.

     The Company has traditionally located its restaurants within or adjacent to strip or neighborhood shopping centers in principally leased facilities. However, depending upon the availability of suitable mall locations, or in order to obtain optimal locations within particular markets, the Company also purchases or ground-leases land on which it constructs freestanding restaurants. It is anticipated that substantially all of the restaurants to be opened in 2000 will be freestanding units. The capital expenditure required for a freestanding location can be over 100% greater than for a mall location. If the Company further pursues development of freestanding locations, the cost per location and related cash requirements will increase substantially over the Company's historical costs of development and may not be offset by landlord contributions that typically have been associated with in-line mall locations. The Company is also finding that new, particularly full service, restaurant concepts have had the impact of increasing pre-opening costs for each location.

     Sources of capital for restaurants to be opened or converted in 2000 and early 2001 are anticipated to be funded from existing cash and cash equivalents, cash provided by operations, credit received from trade suppliers, landlord contributions for leasehold improvements and current and expected future bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants and conversions included in the Company's restaurant development plans for 2000 and early 2001. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate. The Company has not paid any cash dividends on its common stock and, pursuant to its credit agreement, is restricted from declaring or paying cash dividends without the approval of the Company's lender.

NON-PERFORMING RESTAURANTS

     The Company evaluates impairment of individual restaurants whenever events or changes in circumstances indicate the carrying amount of a restaurant may not be recoverable. If individual restaurant sales during the year do not meet management's expectations it is reasonably possible, although not currently quantifiable, that the Company will incur impairment charges. The Company sold three underperforming restaurants during the quarter which generated a charge of $1,139,000. The Company has reviewed the other underperforming locations and is considering options for these locations including expanding advertising or conversion to a different brand or concept.

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

                  RISKS ASSOCIATED WITH NEW DEVELOPMENT

     The Company has historically added restaurants each year either through new construction, acquisition, or both. It currently expects that this practice will continue in 2000. However, a large number of variables affect restaurant development and the Company cannot predict with certainty the ultimate level of restaurant additions, if any, in any particular fiscal year. This is due to the unique aspects associated with development transactions, such as the date sites become available, the speed with which the Company can obtain required permits, the availability of construction labor and materials, and how quickly the new restaurants can be staffed. These factors also make it difficult to predict when new restaurants will open and produce revenue.

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

     The Company's buffet restaurants utilize a service format that is heavily dependent upon self-service by its customers. Any development that would materially impede or prohibit the Company's continued use of a self-service food service approach would have a material adverse impact on the Company's primary business.

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

                  On May 28, 1999, the defendants moved for summary judgment on all claims. Plaintiffs also moved for partial summary judgement against the Company and Mr. Hatlen for a portion of the class period. The District Court heard oral argument on the respective motions on December 10, 1999, and denied both the Plaintiffs and Defendants summary judgement motions on May 11, 2000. Management of the Company continues to believe that the action is without merit and is vigorously defending it.

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


                                            BUFFETS, INC.
                                            (Registrant)



Date:             June 2, 2000





                                            /s/ Roe H. Hatlen
                                            --------------------------------
                                            Roe H. Hatlen
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



                                            /s/ Richard Michael Andrews, Jr.
                                            --------------------------------
                                            Richard Michael Andrews, Jr.
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


       Exhibits                                            Page
       --------                                            ----

3(a)   Composite Amended and Restated
       Articles of Incorporation.................. Incorporated by Reference

3(b)   By-laws of the Company..................... Incorporated by Reference

4(a)   Form of Rights Agreement, dated as
       of October 24, 1995 between the
       Company and the American Stock Transfer
       and Trust Company, as Rights Agent......... Incorporated by Reference

27     Financial Data Schedule ......................... Filed Electronically