Form 10-Q
period 2000-07-12
BUFFETS INC
filed 2000-08-25
CIK 750274

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For Quarter Ended:                                   Commission File Number
  July 12, 2000                                              0-14370

                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)

       Minnesota                                      41-1462294
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


                     YES  X                        NO
                        -----                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding as of August 23, 2000
           -----                        ----------- -- -- ---------------
Common Stock, $.01 par value                    41,612,949 shares

                         BUFFETS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

 PART I. FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements:

          Condensed  Consolidated  Statements of Earnings-
          Twenty-Eight Weeks ended July 14, 1999 and
          July 12, 2000 and Twelve  Weeks ended
          July 14, 1999 and July 12, 2000 (Unaudited)........................ 3

          Condensed Consolidated Balance Sheets-
          December 29, 1999 and July 12, 2000 (Unaudited).................... 4

          Condensed Consolidated Statements of Cash Flows-
          Twenty-Eight Weeks ended July 14, 1999
          and July 12, 2000 (Unaudited)...................................... 5

          Notes to Condensed Consolidated
          Financial Statements .............................................. 6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................... 8

 PART II. OTHER INFORMATION .................................................19

                         BUFFETS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                      TWENTY-EIGHT WEEKS ENDED     TWELVE WEEKS ENDED
                                      ------------------------     ------------------
                                        JULY 14,     JULY 12,      JULY 14,   JULY 12,
                                         1999         2000          1999        2000
                                        -------      -------       -------    -------
                                          (in thousands, except per share amounts)

RESTAURANT SALES.....................  $500,875      $542,941      $223,037   $240,201

RESTAURANT COSTS:
         Food .......................   159,533       172,326        69,492     75,649
         Labor ......................   155,076       166,908        68,050     73,275
         Direct and occupancy .......   112,930       117,742        49,763     52,000
                                       --------      --------      --------   --------
         Total restaurant ...........   427,539       456,976       187,305    200,924
                                       --------      --------      --------   --------

RESTAURANT PROFITS ..................    73,336        85,965        35,732     39,277

SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES.....    37,885        42,249        16,141     17,157
IMPAIRMENT OF ASSETS AND
         SITE CLOSING COSTS..........     1,148         1,808           819        669
                                       --------      --------      --------   --------
                                         34,303        41,908        18,772     21,451

OTHER INCOME ........................     1,683         2,272           744      1,188
                                       --------      --------      --------   --------
EARNINGS BEFORE INCOME TAXES ........    35,986        44,180        19,516     22,639

INCOME TAXES ........................    13,675        16,790         7,415      8,605
                                       --------      --------      --------   --------

NET EARNINGS ........................  $ 22,311      $ 27,390      $ 12,101   $ 14,034
                                       ========      ========      ========   ========


EARNINGS PER SHARE:
         Basic.......................      $.51          $.66          $.28       $.34
                                       ========      ========      ========   ========
         Diluted.....................      $.49          $.62          $.27       $.32
                                       ========      ========      ========   ========

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
         Basic.......................    43,499        41,563        42,514     41,585
         Diluted.....................    47,362        45,482        46,437     45,771




            See Notes to Condensed Consolidated Financial Statements.

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          DECEMBER 29,  JULY 12,
                                                             1999        2000
                                                          -----------   ------
                    (in thousands, except par value amounts)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...........................  $ 72,260      $108,611
   Receivable from landlords ...........................     1,092         1,001
   Inventory  ..........................................     4,705         4,645
   Prepaid and other current assets ....................     8,946         9,859
  Deferred income taxes ................................    14,448        16,223
                                                          --------      --------
      TOTAL CURRENT ASSETS .............................   101,451       140,339

PROPERTY AND EQUIPMENT:
   Land.................................................    21,652        23,394
   Building.............................................    41,855        48,903
   Equipment ...........................................   279,317       282,971
   Leasehold improvements ..............................   247,141       253,737
                                                          --------      --------
                                                           589,965       609,005
   Less accumulated depreciation and amortization ......   236,308       247,439
                                                          --------      --------
                                                           353,657       361,566

GOODWILL ...............................................    16,393        15,782
OTHER ASSETS ...........................................     6,134         8,065
                                                          --------      --------
                                                          $477,635      $525,752
                                                          ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ....................................  $ 34,209      $ 34,762
   Accrued payroll and related benefits ................    23,777        28,793
   Accrued rents .......................................    19,757        19,238
   Accrued sales taxes .................................     4,033         5,588
   Accrued insurance....................................     5,945         7,729
   Accrued store closing costs..........................     4,401         5,294
   Other accrued expenses ..............................     7,848        10,086
   Income taxes payable.................................         -         8,553
   Current portion of capital leases....................       686             -
                                                          --------      --------
      TOTAL CURRENT LIABILITIES ........................   100,656       120,043

LONG-TERM DEBT .........................................    41,465        41,465
MINORITY INTEREST.......................................       265           318
DEFERRED INCOME TAXES ..................................    28,866        29,637

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized 5,000 shares;
      none issued and outstanding.......................         -             -
   Common stock, $.01 par value; authorized 60,000 shares;
      issued and outstanding 41,545 and
      41,604 shares, respectively ......................       415           416
   Additional paid-in capital ..........................   111,152       111,667
   Retained earnings ...................................   194,816       222,206
                                                          --------      --------
      TOTAL STOCKHOLDERS' EQUITY .......................   306,383       334,289
                                                          --------      --------
                                                          $477,635      $525,752
                                                          ========      ========


            See Notes to Condensed Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Twenty-Eight Weeks Ended
                                                              ------------------------
                                                                JULY 14,     JULY 12,
                                                                 1999          2000
                                                                -------      -------
                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings ...........................................  $22,311     $ 27,390
      Adjustments to reconcile net earnings
         to net cash provided by operating activities:
         Depreciation and amortization .......................   23,429       22,824
         Impairment of assets and site closing costs..........    1,148        1,808
         Deferred income taxes ...............................    1,139       (1,004)
         Other (net)..........................................      102          117
         Changes in assets and liabilities net of
          acquisitions:
            Inventory ........................................      535           60
            Prepaid and other current assets .................    2,434         (913)
            Other assets .....................................      (14)         124
            Accounts payable .................................   (1,366)         553
            Accrued payroll and related benefits .............    2,872        5,016
            Accrued store closing costs.......................     (645)         893
            Other accrued expenses ...........................    3,283        4,943
            Income taxes payable .............................    4,002        8,553
                                                                -------     --------

            Total adjustments ................................   36,919       42,974
                                                                -------     --------

            Net cash provided by operating activities.........   59,230       70,364

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net of retirements ...............  (22,037)     (34,142)
      Purchase of restaurants, less cash acquired ............   (6,742)           -
      Cash received from landlords ...........................    2,166          340
                                                                -------     --------

            Net cash used in investing activities ............  (26,613)     (33,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of employee stock options........      253          475
      Repurchase of common stock..............................  (28,299)           -
      Payments on capital leases..............................   (1,279)        (686)
                                                                -------     --------

            Net cash used in financing activities ............  (29,325)        (211)
                                                                -------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................    3,292       36,351

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............   94,058       72,260
                                                                -------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................  $97,350     $108,611
                                                                =======     ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
      Interest (net of capitalized interest of $167
          and $252 in 1999 and 2000, respectively)............  $ 1,583     $  1,451
      Income taxes ...........................................    5,448        9,086


            See Notes to Condensed Consolidated Financial Statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Buffets, Inc. and subsidiaries as of July 12, 2000 and the results of operations for the twelve weeks ended July 14, 1999 and July 12, 2000 and the results of operations and cash flows for the twenty-eight weeks ended July 14, 1999 and July 12, 2000.

2. These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1999 and with Management's Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report.

3. Restaurant sales are recorded when meals are served to customers. Franchise fees and royalties as earned.

4. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share assumes conversion of convertible subordinated notes as of the beginning of the year and exercise of stock options using the treasury stock method, if dilutive. The following is a reconciliation of the numerators and denominators used to calculate diluted earnings per share:

                                               Twenty-Eight     Twenty-Eight        Twelve         Twelve
                                               Weeks Ended      Weeks Ended       Weeks Ended    Weeks Ended
                                                 July 14,         July 12,          July 14,       July 12,
                                                   1999             2000              1999           2000
                                                -----------      -----------       ----------    -----------
Net earnings .................................     $22,311         $27,390          $12,101        $14,034
Interest on convertible
 subordinated notes (after tax)...............         970             984              415            408
                                                   -------         -------          -------        -------

Income available to common
 shareholders and assumed
 conversion ..................................     $23,281         $28,374          $12,516        $14,442
                                                   =======         =======          =======        =======

Weighted average common
 shares outstanding...........................      43,499          41,563           42,514          41,585
Dilutive effect of:
 Convertible subordinated notes...............       3,553           3,553            3,553           3,553
 Stock options    ............................         310             366              370             633
                                                   -------         -------          -------         -------
Common shares assuming dilution...............      47,362          45,482           46,437          45,771
                                                   =======         =======          =======         =======

5. On June 4, 2000, the Company entered into an Agreement and Plan of Merger with an affiliate of Caxton-Iseman Capital, Inc. and a wholly-owned subsidiary of that affiliate, providing for the merger of the subsidiary into the Company. Following completion of the merger, the Company will operate as a private company. It is expected that, after completion of the merger, members of the Company's existing senior management will own approximately 16% of the surviving company. Upon completion of the merger, shareholders of the Company will receive $13.85 per share of common stock that they hold. The completion of the merger is subject to various conditions, including the availability of financing and approval by the Company's shareholders.

6. Six purported class actions have been commenced on behalf of putative classes of the Company's public shareholders seeking, among other things, to enjoin the proposed merger. A Court Order on August 7, 2000, provided that the six actions will be consolidated under one name, certain law firms be appointed as co-lead counsel and liaison counsel for the plaintiffs, and the plaintiffs serve and file a consolidated and amended complaint within 30 days. The Company's management believes the claims alleged in the six original complaints are without merit.

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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED JULY 12, 2000
--------------------------------

RESTAURANT SALES. Restaurant sales of $240.2 million during the second quarter of 2000 represented a 7.7% increase over sales of $223.0 million for the comparable period of 1999, primarily due to sales generated by new restaurants, and a comparable restaurant sales increase of 2.7%. Three new restaurants opened in the second quarter of 2000. The total number of Company-owned restaurants at July 12, 2000 was 403, (252 Old Country Buffet, 127 HomeTown Buffet, 12 Original Roadhouse Grill, six Granny's Buffet, three Tahoe Joe's Steakhouse, two Country Roadhouse Buffet & Grill and one Soup `N Salad), compared to 387 restaurants open at the end of the second quarter of 1999. Average weekly sales per restaurant for the second quarter of 2000 increased 3.7% to $49,650.

RESTAURANT COSTS. As a percentage of restaurant sales, total restaurant costs decreased to 83.6% for the second quarter of 2000 from 84.0% for the second quarter of 1999. Food costs as a percentage of restaurant sales increased modestly to 31.5% from 31.2%, reflecting overall stability in food costs. Labor costs were flat, at 30.5% for both comparable periods. Direct and occupancy costs decreased as a percentage of restaurant sales to 21.6% in 2000 from 22.3% in 1999, due primarily to better fixed cost absorption associated with stronger unit volumes in existing units and higher than system average volumes obtained in new units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of restaurant sales were slightly above seven percent of sales in both comparable quarters. Such expenses in absolute terms increased 6.3% to $17.2 million for the second quarter of 2000 from $16.1 million for the comparable period of 1999, primarily due to an increase in advertising expense in the most recent quarter. Advertising costs as a percentage of sales were 2.6% in 2000 compared to 2.4% in 1999.

IMPAIRMENT  OF  ASSETS  AND  SITE  CLOSING   COSTS.   The  Company   closed  one
underperforming restaurant during the second quarter of 2000, generating a charge of $669,000.

INCOME TAXES. Income taxes were 38.0% of earnings before income taxes for both the 2000 quarter and the 1999 quarter.

TWENTY-EIGHT WEEKS ENDED JULY 12, 2000
--------------------------------------

RESTAURANT SALES. For the first twenty-eight weeks of 2000, restaurant sales increased 8.4% to $542.9 million from $500.9 million in 1999, primarily due to sales generated by new restaurants, and comparable store sales gains. Comparable store sales were up 3.1%. Five new restaurants opened in the first half of both 2000 and 1999. The average weekly sales per restaurant in the 2000 period increased by 4.3% to $48,119.

RESTAURANT COSTS. Restaurant costs for the first twenty-eight weeks in 2000 increased to $457.0 million from $427.5 million in 1999. As a percentage of restaurant sales, 2000 restaurant costs were 84.2% of sales versus 1999 costs of 85.4%. Food costs decreased to 31.7% in the 2000 period from 31.9% for the comparable period in 1999. Labor costs decreased to 30.7% from 31.0% for the comparable periods. Direct and occupancy costs decreased to 21.7% in the first twenty-eight weeks of 2000 from 22.5% in the comparable period in 1999, due primarily to better fixed cost absorption with stronger sales volumes in new and existing units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the first twenty-eight weeks of 2000, selling, general and administrative expenses increased to $42.2 million from $37.9 million in 1999. This increase was primarily due to a increase in advertising expense in 2000. As a percentage of sales, selling, general and administrative expenses increased to 7.8% in the 2000 period from 7.6% in the 1999 period. This increase was primarily attributable to higher advertising costs, which for the first twenty-eight weeks of 2000 were 2.7% of restaurant sales compared to 2.4% in the comparable 1999 period.

IMPAIRMENT OF ASSETS AND SITE CLOSING COSTS. The Company has sold five underperforming restaurants and closed one underperforming restaurant to date in 2000, resulting in a charge of $1,808,000 for the twenty-eight week period. The Company recorded a loss of approximately $1.1 million on the sale of the five restaurants and expenses of approximately $700,000 on the closure of one restaurant.

INCOME TAXES. Income taxes were 38% of earnings before income taxes for both the 2000 and 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's restaurants generate cash immediately through sales. The majority of new restaurants are generally profitable within the eight weeks (the end of the second accounting period of 13 such periods in our fiscal year) after opening. The Company does not have significant assets in the form of trade receivables or inventory, and often receives several weeks of trade credit from food and supply purveyors; therefore, the Company's operations generate substantial cash.

     The Company currently has an unsecured revolving line of credit of up to $50 million, with interest payable at the option of the Company at the applicable "eurodollar rate," "certificate of deposit rate," or the "reference rate" of the bank at the time of the advance. On July 1, 2002, providing no default or event of default has occurred and is continuing, the line of credit is convertible, at the Company's option, to a three-year term loan, maturing on July 1, 2005. As of and for the period ended July 12, 2000 the Company had no borrowings outstanding under this credit line.

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

     The Company's Board of Directors has authorized the expenditure of up to $80 million for the purchase of outstanding shares of the Company's common stock, to be effected from time to time in transactions on the Nasdaq National Market or otherwise. As of July 12, 2000 the Company had repurchased $47.1 million of its common stock (4,326,000 shares at an average price of $10.88) since the repurchase program was commenced in 1998.

     The Company requires significant amounts of capital to fund its growth. During 2000, the Company expects to open approximately 14 to 16 restaurants, approximately 8 to 10 buffet restaurants and 4 to 6 non-core buffet restaurants. The Company expects to spend approximately $30 to $35 million in aggregate on these new restaurants, principally for leasehold improvements depending upon the level of contributions obtained from landlords. The Company also expects to spend $12 to $15 million in various remodeling and improvement costs at existing facilities. In addition, the Company periodically evaluates the purchase of existing restaurants and/or restaurant concepts.

     The Company also spent approximately $6.0 million during the first half of 2000 on its new corporate office facility. This facility in Eagan, Minnesota, was completed in March 2000.

     The Company has traditionally located its restaurants within or adjacent to strip or neighborhood shopping centers in principally leased facilities. In order to obtain optimal locations within particular markets, the Company also purchases or ground-leases land on which it constructs freestanding restaurants. It is anticipated that substantially all of the restaurants to be opened in 2000 will be freestanding units. The capital expenditure required for a freestanding location can be over 100% greater than that requires for a mall location. If the Company further pursues development of freestanding locations, the cost per location and related cash requirements will increase substantially over the Company's historical costs of development. The Company is also finding that new, particularly full service, restaurant concepts have had the impact of increasing pre-opening costs for each location.

     Restaurants to be opened or converted in 2000 and early 2001 are anticipated to be funded from existing cash and cash equivalents, cash provided by operations, credit received from trade suppliers, landlord contributions for leasehold improvements and current and expected future bank financing. The Company believes that these sources will be adequate to finance operations and the additional restaurants and conversions included in the Company's restaurant development plans for 2000 and early 2001. However, in order to remain prepared for further significant growth in future years, the Company will continue to evaluate its financing needs and seek additional funding if appropriate. The Company has not paid any cash dividends on its common stock and, pursuant to its credit agreement, is restricted from declaring or paying cash dividends without the approval of the Company's lender. The agreement and plan of merger with Caxton-Iseman Capital, Inc. and its affiliate precludes major payment of cash dividends by the Company prior to the closing date.

ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Companies are required to modify their revenue recognition policy to comply with SAB No. 101 by the fourth quarter of fiscal 2000, retroactive to the first quarter of fiscal 2000. While the Company does not believe the adoption of SAB No. 101 will have a material impact on its recognition of revenue, it continues to evaluate the potential impact.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issues SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

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

FORWARD-LOOKING INFORMATION

     This Form 10-Q, the Company's Form 10-K and other ongoing securities filings, press releases, conference calls and discussions with securities analysts, and other communications contain certain forward-looking statements that involve risks and uncertainties. These statements relate to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the Company through use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. The Company's actual results could differ materially from those disclosed in these statements, to various factors, including the following "RISK FACTORS" and factors set forth elsewhere in this Form 10-Q. The Company assumes no obligation to publicly release the results of any revision or updates to forward-looking statements or these risk factors to reflect future events or unanticipated occurrences.

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

     MERGER

     On June 4, 2000, the Company entered into an Agreement and Plan of Merger with an affiliate of Caxton-Iseman Capital, Inc. and a wholly-owned subsidiary of that affiliate, providing for the merger of the subsidiary into the Company. Following completion of the merger, the Company will operate as a private company. It is expected that, after completion of the merger, members of the Company's existing senior management will own approximately 16% of the surviving company. Upon completion of the merger, shareholders of the Company will receive $13.85 per share of common stock that they hold. The completion of the merger is subject to various conditions, including the availability of financing and approval by the Company's shareholders. If the merger were not to be consummated, such failure could have a material adverse effect upon the Company.

     RISKS ASSOCIATED WITH NEW DEVELOPMENT

     The Company has historically added restaurants each year either through new construction, acquisition, or both. It currently expects that this practice will continue in 2000 to the extent described above in the section captioned "Liquidity and Capital Resources." However, a large number of variables affect restaurant development and the Company can not predict with certainty the ultimate level of restaurant additions, if any, in any particular fiscal year. This is due to the unique aspects associated with development transactions, such as the date sites become available, the speed with which the Company can obtain required permits, the availability of construction labor and materials, and how quickly the new restaurants can be staffed. These factors also make it difficult to predict when new restaurants will open and produce revenue.

     Variables influencing new restaurant additions include the level of success in identifying suitable locations and the negotiation of acceptable leases and land purchases. This may become more difficult as competition heightens for optimal sites. Other variables include, but are not limited to, general competitive factors, land covenants restricting the Company's use of sites, and signage restrictions imposed by land-owners or governmental entities.

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

     Previous results at the Company's restaurants and at the Company overall may not be indicative of future performance, as a result of any or all of the risk factors discussed in the various sections in this report 10-Q incorporating the words "RISK FACTORS."

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

          LITIGATION RISKS

     The Company is from time to time the subject of complaints or litigation from guests alleging illness, injury or other loss associated with the Company's restaurants. Adverse publicity resulting from these allegations may materially adversely affect the Company and the Company's restaurants. This may be true whether or not the allegations are valid or the Company is liable. In addition, employee claims against the Company based on, among other things, discrimination, harassment or wrongful termination may divert the Company's financial and management resources that would otherwise be used to benefit the future performance of the Company's operations. The Company has been subject to these employee claims from time to time, and a significant increase in the number of these claims or successful claims could materially adversely affect the Company's business, financial condition, operating results or cash flows. The Company is currently defending a lawsuit based on alleged violations of the securities laws by the Company and a lawsuit challenging the proposed merger. See "LEGAL PROCEEDINGS" below for a discussion of this lawsuit and the related risks.

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

          Securities Litigation
          ---------------------

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

          Litigation Challenging the Merger
          ---------------------------------

          Six purported class actions (BROWN V. HATLEN, ET AL.; BURTON V. HATLEN, ET AL.; PIORKOWSKI V. HATLEN, ET AL.; SHEREN V. HATLEN, ET AL., KINGSBERG V. HATLEN, ET AL.; AND BLECH V. HATLEN, ET AL.) have been commenced on behalf of putative classes of the public shareholders of Buffets in Dakota County (Minnesota) District Court (the "Court") seeking, among other things, to enjoin the proposed merger of Buffets with Caxton-Iseman Capital. The complaints name as defendants Buffets and each member of Buffets' board of directors. The complaints allege, among other things, that Buffets' directors breached their fiduciary duties by approving the merger and not maximizing value for Buffets' shareholders. In addition, the complaints allege that certain of the directors have conflicts of interest that prevented them from acting in the best interests of Buffets' shareholders. By Order filed on August 7, 2000, the Court ordered that the six actions be consolidated under the name IN RE BUFFETS, INC. SHAREHOLDER LITIGATION, that certain law firms be appointed as co-lead counsel and liason counsel for the plaintiffs, and that the plaintiffs serve and file a consolidated and amended complaint within 30 days. Defendants have not yet received any consolidated or amended complaint. However, Buffets believes that the claims alleged in the six original complaints are without merit.

Item 2.   Changes in Securities

          Pursuant to the June 4, 2000 Agreement and Plan of Merger with an affiliate of Caxton-Iseman Capital, Inc. and a wholly-owned subsidiary of that affiliate, the Company agreed that Buffets, Inc.'s board of directors would take all necessary action to exempt the merger and the merger agreement from the operation of Buffets' share rights agreement and to terminate the outstanding preferred stock purchase rights under the rights agreement immediately before the completion of the merger. In furtherance of this requirement, as of June 4, 2000, the Company's board of directors approved an amendment to the Company's rights agreement to effect the foregoing.

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of the Company was held on May 9, 2000. At the meeting the number of directors of the Company was set at seven, seven directors were elected and the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current year was approved, by the following votes:

          Election of Directors     FOR       WITHHOLD    NONVOTES
          ---------------------  ----------   --------    --------
          Walter R. Barry, Jr.  35,896,376    2,041,410
          Marvin W. Goldstein   35,896,676    2,041,110
          Roe H. Hatlen         35,896,676    2.041,110
          Alan S. McDowell      35,896,676    2,041,110
          Kerry A. Kramp        35,896,376    2,041,410
          C. Dennis Scott       35,896,676    2,041,110
          Michael T. Sweeney    35,896,676    2,041,110


                                   FOR        AGAINST    ABSTAIN    NONVOTES
                                 ----------  ---------  ---------   --------
          Approval of the 2000
          Omnibus Stock Plan     29,443,839  7,404,520  1,089,426       1

                                   FOR        AGAINST    ABSTAIN    NONVOTES
                                 ----------   -------    -------    --------
          Approval of auditors   37,888,430    22,238

Item 5.   Other Information

          None

Item 6.   Exhibits and reports on Form 8-K

     a)   Exhibits

          2    Agreement  and Plan of Merger,  dated as of June 4,  2000,  among
               Buffets,  Inc.,  Big Boy  Holdings,  Inc.,  and  Big  Boy  Merger
               Corporation (1)
          3(a) Composite Amended and Restated Articles of Incorporation (2)
          3(b) By-laws of the Company (3)
          4(a) Form of Rights  Agreement,  dated as of October 24, 1995  between the Company and the American Stock Transfer and Trust Company, as
               Rights Agent (4)
          27   Financial Data Schedule

          b)   Reports on 8-K

               Form 8-K filed on June 6, 2000, with respect to the proposed acquisition of the Company by an affiliate of Caxton-Iseman Capital, Inc.


(1) Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed June 6, 2000 (File No. 0-14370).
(2) Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 dated June 2, 1993 (Registration No. 33-63694).
(3) Incorporated by reference to Exhibit 3(b) to Annual Report on Form 10-K for the fiscal year ended December 29, 1993.
(4) Incorporated by reference to Exhibit 1 to Report on Form 8-K dated October 24, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BUFFETS, INC.
                                    (Registrant)


August 25, 2000

                                    /s/ Kerry A. Kramp
                                    --------------------------------
                                    Kerry A. Kramp
                                    Chief Executive Officer &
                                    President
                                    (Principal Executive Officer)



                                    /s/ Richard Michael Andrews, Jr.
                                    --------------------------------
                                    Richard Michael Andrews, Jr.
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX


    Exhibits                                                    Page
    --------                                                    ----

     2    Agreement and Plan of Merger, dated as of
          June 4, 2000, among Buffets, Inc., Big Boy
          Holdings Inc., and Big Boy Merger
          Corporation................................  Incorporated by Reference

     3(a) Composite Amended and Restated
          Articles of Incorporation..................  Incorporated by Reference

     3(b) By-laws of the Company.....................  Incorporated by Reference

     4(a) Form of Rights Agreement, dated as of
          October 24, 1995 between the Company
          and the American Stock Transfer and
          Trust Company, as Rights Agent.............  Incorporated by Reference

     27   Financial Data Schedule....................       Filed Electronically