Form 10-Q
period 2002-12-18
BUFFETS INC
filed 2003-02-03
CIK 750274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 18, 2002

                        Commission file number: 333-98301


                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)


            MINNESOTA                                          41-1462294
---------------------------------                      ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


         1460 Buffet Way
         EAGAN, MINNESOTA                                         55121
---------------------------------                      ------------------------
      (Address of principal                                    (Zip Code)
        executive offices)


Registrant's telephone number, including area code: (651) 994-8608
                                                    -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES [_]    NO  [X]

The number of shares of Buffets, Inc.'s common stock outstanding as of January 31, 2003 was 100.

                                  BUFFETS, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
Part I.   Financial Information

          Item 1.   Financial Statements.

                    Condensed Consolidated Balance Sheets as of
                    July 3, 2002 and December 18, 2002 (Unaudited)             3

                    Condensed Consolidated Statements of Operations (Unaudited)-- 12 Weeks and 24 Weeks Ended
                    January 2, 2002 and December 18, 2002.                     4

                    Condensed Consolidated Statements of Cash Flows (Unaudited)-- 24 Weeks Ended January 2, 2002
                    and December 18, 2002.                                     5

                    Notes to the Condensed Consolidated Financial
                    Statements (Unaudited)                                     6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.            15

          Item 3.   Quantitative and Qualitative Disclosures
                    about Market Risk.                                        22

          Item 4.   Controls and Procedures.                                  23


Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K.                         23

Signatures                                                                    24

Certification of Chief Executive Officer                                      25

Certification of Chief Financial Officer                                      26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                         BUFFETS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          JULY 3, 2002     DECEMBER 18, 2002
                                                                        -------------------------------------
                                                                                              (UNAUDITED)
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                           ASSETS
       CURRENT ASSETS:
         Cash and cash equivalents..................................        $   8,304         $  39,622
         Receivables................................................            8,682             6,660
         Inventories................................................           18,632            18,201
         Prepaid expenses and other current assets..................           10,086             4,479
         Deferred income taxes......................................           19,000            16,231
         Due from parent............................................               12               109
                                                                            ---------         ---------
                 Total current assets...............................           64,716            85,302
       PROPERTY AND EQUIPMENT, net..................................          198,350           170,526
       GOODWILL.....................................................          312,163           312,163
       ASSETS HELD FOR SALE.........................................           24,952            23,471
       DEFERRED INCOME TAXES........................................               --             1,502
       OTHER ASSETS, net............................................           15,445            15,291
                                                                            ---------         ---------
                 Total assets.......................................        $ 615,626         $ 608,255
                                                                            =========         =========

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

       CURRENT LIABILITIES:
         Accounts payable...........................................        $  37,419         $  34,750
         Accrued liabilities........................................           92,442           106,409
         Income taxes payable.......................................            2,804             1,539
         Current maturities of long-term debt.......................            2,450             2,450
                                                                            ---------         ---------
                 Total current liabilities..........................          135,115           145,148
       LONG-TERM DEBT, net of current maturities....................          463,767           440,960
       DEFERRED INCOME TAXES........................................              175                --
       DEFERRED LEASE OBLIGATIONS...................................           18,829            18,800
       OTHER LONG-TERM LIABILITIES..................................            4,525             7,754
                                                                            ---------         ---------
                 Total liabilities..................................          622,411           612,662
       SHAREHOLDER'S DEFICIT:
         Common stock; $.01 par value, 100 shares authorized; 100
            shares issued and outstanding...........................               --                --
         Accumulated deficit........................................           (6,785)           (4,407)
                                                                            ---------         ---------
                 Total shareholder's deficit........................           (6,785)           (4,407)
                                                                            ---------         ---------
                 Total liabilities and shareholder's deficit........        $ 615,626         $ 608,255
                                                                            =========         =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           TWELVE WEEKS ENDED           TWENTY-FOUR WEEKS ENDED
                                                     ----------------------------   ------------------------------
                                                       JANUARY 2,    DECEMBER 18,     JANUARY 2,     DECEMBER 18,
                                                          2002           2002            2002            2002
                                                     -------------  -------------   -------------   --------------
                                                                             (UNAUDITED)
                                                                           (IN THOUSANDS)
  RESTAURANT SALES.................................     $231,668       $221,189       $476,913        $456,687
  RESTAURANT COSTS:
    Food...........................................       69,608         69,605        146,951         142,671
    Labor..........................................       73,424         72,161        149,815         145,909
    Direct and occupancy...........................       53,173         50,991        108,209         104,970
                                                        --------       --------       --------        --------
            Total restaurant costs.................      196,205        192,757        404,975         393,550
  ADVERTISING EXPENSES.............................        5,142          7,293         11,194          14,052
  GENERAL AND ADMINISTRATIVE EXPENSES..............       12,793         10,768         23,754          21,526
  LOSS ON SALE AND LEASEBACK TRANSACTION...........           --          5,434             --           5,434
  GOODWILL AMORTIZATION............................        2,484             --          4,967              --
                                                        --------       --------       --------        --------
  OPERATING INCOME.................................       15,044          4,937         32,023          22,125
  INTEREST EXPENSE.................................        9,146          9,999         18,573          19,892
  INTEREST INCOME..................................         (200)          (111)          (429)           (231)
  OTHER INCOME.....................................         (242)          (391)          (547)           (593)
                                                        --------       --------       --------        --------
  INCOME (LOSS) BEFORE INCOME TAXES................        6,340         (4,560)        14,426           3,057
  INCOME TAX EXPENSE (BENEFIT).....................        3,214         (2,046)         7,601             679
                                                        --------       ---------      --------        --------
            Net income (loss)......................     $  3,126       $ (2,514)      $  6,825        $  2,378
                                                        ========       =========      ========        ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       TWENTY-FOUR WEEKS ENDED
                                                   -----------------------------
                                                     JANUARY 2,     DECEMBER 18,
                                                        2002            2002
                                                   --------------  -------------
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income.......................................     $  6,825       $  2,378
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization.................       24,399         18,094
     Amortization of debt issuance cost............        1,803            888
     Deferred income taxes.........................          695          1,092
     Accretion of original issue discount..........          357            341
     Deferred interest.............................          587             --
     Loss on disposal of assets....................          216            217
     Loss on sale and leaseback transaction........           --          5,434
     Changes in assets and liabilities:
       Receivables.................................       (4,631)         2,164
       Inventories.................................          621            431
       Prepaid expenses and other current
         assets....................................       (1,652)         5,607
       Due from parent.............................           13            (97)
       Accounts payable............................       (1,351)          (677)
       Accrued and other liabilities...............       10,007         14,552
       Income taxes payable........................       (2,995)        (1,265)
                                                        --------       --------
          Net cash provided by operating
            activities.............................       34,894         49,159
                                                        --------       --------
INVESTING ACTIVITIES:
  Proceeds from sale and leaseback transaction.....       39,075         22,580
  Purchase of fixed assets.........................      (18,038)       (14,449)
  Proceeds from sale of other assets...............        1,651            162
  Purchase of other assets.........................         (374)          (229)
                                                        --------       --------
          Net cash provided by investing activities       22,314          8,064
                                                        --------       --------
FINANCING ACTIVITIES:
  Repayment of debt................................      (44,896)       (23,148)
  Debt issuance costs..............................         (823)        (2,757)
                                                        --------       --------
          Net cash used in financing activities....      (45,719)       (25,905)
                                                        --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS............       11,489         31,318
CASH AND CASH EQUIVALENTS, beginning of period.....       16,066          8,304
                                                        --------       --------
CASH AND CASH EQUIVALENTS, end of period...........     $ 27,555       $ 39,622
                                                        ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for--
     Interest (net of capitalized interest
       of $142 and $183)...........................     $ 14,522       $  3,801
                                                        ========       ========
     Income taxes..................................     $  9,863       $    946
                                                        ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         BUFFETS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  NATURE OF ORGANIZATION

DESCRIPTION OF BUSINESS

    The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Original Roadhouse Grill, Granny's Buffet, Country Roadhouse Buffet & Grill, Tahoe Joe's Famous Steakhouse, and Soup 'N Salad Unlimited in the United States. The Company operates principally in the midscale family dining industry segment. The Company operated 386 Company-owned restaurants (365 buffet restaurants, 13 Original Roadhouse Grill restaurants and eight Tahoe Joe's Famous Steakhouse Restaurants) and franchised 23 restaurants as of December 18, 2002.

INTERIM FINANCIAL INFORMATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the twenty-four weeks ended December 18, 2002 are not necessarily indicative of results that may be expected for the year ending July 2, 2003.

    The balance sheet as of July 3, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

    These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes contained in the Company's registration statement filed with the Securities and Exchange Commission on December 27, 2002 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 15 through 22 of this report.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

FISCAL YEAR

    Beginning July 3, 2002, the Company changed its fiscal year so that it ends on the Wednesday nearest June 30 of each year. The Company's fiscal year is comprised of fifty-two or fifty-three weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks. Prior to that, the Company's fiscal year ended on the Wednesday nearest December 31 of each year and was comprised of fifty-two or fifty-three weeks divided into four fiscal quarters of sixteen, twelve, twelve, and twelve or thirteen weeks.

2.  RECENT ACCOUNTING PRONOUNCEMENT

    In July, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that the liability for a cost associated with an exit or disposal activity be recognized when incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its results of operations or financial position.

3.  GOODWILL

    Goodwill, a result of a buyout from public shareholders on October 2, 2000, represents the excess of cost over net assets acquired. Goodwill was amortized on a straight-line basis over 30 years until we adopted SFAS No. 142, "Goodwill and Other Intangible Assets", on January 3, 2002. Goodwill is no longer amortized, but is reviewed annually, or when events or changes in circumstances indicate that goodwill may not be recoverable, for impairment.

    The effect of SFAS No. 142 on the results of operations was as follows (in thousands):

                                                              FOR THE 12    FOR THE 12     FOR THE 24    FOR THE 24
                                                              WEEKS ENDED   WEEKS ENDED    WEEKS ENDED   WEEKS ENDED
                                                              JANUARY 2,   DECEMBER 18,    JANUARY 2,   DECEMBER 18,
                                                                 2002          2002           2002          2002
                                                            ------------- -------------  ------------- -------------
             Reported net income (loss).............           $ 3,126        $(2,514)      $ 6,825        $2,378
             Add: goodwill amortization.............             2,484            --          4,967            --
             Add: liquor license amortization.......                 6            --             13            --
                                                               -------        ------        -------        ------
                  Adjusted net income (loss)........           $ 5,616        $(2,514)      $11,805        $2,378
                                                               =======        ========      =======        ======

    Based on the Company's initial and annual impairment assessments at January 3, 2002 and July 3, 2002, the fair value of its goodwill exceeded the carrying amount at those dates and as a result no goodwill impairment charges were recorded for any of the periods presented.

4.  OTHER ASSETS

    Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $0.1 million as of July 3, 2002 and $1.0 million as of December 18, 2002. Debt issuance costs are the costs incurred to enter into the senior credit agreement and issue the senior subordinated notes. Debt issuance costs are being amortized over the terms of the related financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are no longer amortized, as they were determined to have indefinite lives upon the adoption of SFAS No. 142. Notes receivable represent the long-term portion of notes that arose from the sale of certain restaurant facilities as well as a loan to an officer. The long-term and short-term notes receivable collectively totaled $0.8 million as of July 3, 2002 and $0.8 million as of December 18, 2002. The notes receivable have due dates between 2004 and 2010.

    The gross carrying amount and accumulated amortization of each major intangible asset class were as follows (in thousands):

                               FRANCHISE FEES               TRADEMARKS              LIQUOR LICENSES                 TOTAL
                           -----------------------    -----------------------   -----------------------    -----------------------
                             GROSS                      GROSS                     GROSS                      GROSS
                           CARRYING    ACCUMULATED    CARRYING    ACCUMULATED   CARRYING    ACCUMULATED    CARRYING    ACCUMULATED
                            AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION
                           --------   ------------    --------   ------------   --------   ------------    --------   ------------
BALANCE, July 3,
  2002..................     $ 69         $ (30)        $ 34         $ (14)      $ 457         $ (25)       $ 560         $ (69)
FY 2003 Activity:
  Other.................       --            --           --           --          (14)           --          (14)          --
  Amortization..........       --            (7)          --            (4)         --            --            --          (11)
                             ----         -----         ----         -----       -----         -----         -----        -----
BALANCE, December 18,
  2002..................     $ 69         $ (37)        $ 34         $ (18)      $ 443         $ (25)       $ 546         $ (80)
                             ====         =====         ====         =====       =====         =====        =====         =====

5.  LONG-TERM DEBT

    As of December 18, 2002, long-term debt outstanding was as follows (in thousands):

          Credit facility:
            Revolver.......................................................   $      --
            Term loan, interest at LIBOR plus 3.50%, due quarterly
               through June 28, 2009 (interest rate at 5.4%)...............     221,852
                                                                              ---------
                    Total credit facility..................................     221,852
          Senior subordinated notes, interest at 11.25%, due July 15,
            2010, net of discount of $8,442................................     221,558
                    Total long term debt...................................     443,410
          Less-- current maturities........................................       2,450
                                                                              ---------
                                                                              $ 440,960
                                                                              =========

CREDIT FACILITY

    On June 28, 2002, the Company entered into a senior credit facility (the Credit Facility) which provided for total borrowings of up to $295,000,000, including (i) a $245,000,000 term loan, (ii) a $30,000,000 revolving credit facility, of which up to $20,000,000 is available in the form of letters of credit, and (iii) a separate $20,000,000 letter of credit facility. The terms of the Credit Facility permit the Company to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The term loan matures on June 28, 2009 while the revolving facility and the letter of credit facility mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six years of the loan (beginning on September 30, 2002), with the remaining balance payable due in equal quarterly installments during the seventh year of the loan. The term loan is secured by substantially all of the Company's assets other than those of our Tahoe Joe's Inc. subsidiary. Buffets Holdings, Inc., the sole shareholder of the Company, has guaranteed the repayment of the Credit Facility. Pursuant to the Credit Facility's requirement, the Company purchased an interest rate cap with a notional value of $15,000,000 and a 5% strike price that expires on June 30, 2004. The Credit Facility requires the Company to maintain certain financial ratios including leverage, interest coverage and fixed charge coverage. The Company was in compliance with all covenants as of December 18, 2002.

    As of December 18, 2002, the Company had $17,405,000 in outstanding letters of credit, expiring through November 13, 2003. As of December 18, 2002, the total borrowing availability under the revolving credit facility was $30,000,000 and the total borrowing capacity under the letter of credit facility was $2,595,000.

    The Company has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston's prime rate, or the federal funds effective rate plus one-half of 1 percent.

11 1/4% SENIOR SUBORDINATED NOTES

    On June 28, 2002, the Company issued 11 1/4% senior subordinated notes in the principal amount of $230 million due July 15, 2010. Such notes were issued at 96.181%. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Except in the event of an initial public offering, we are not entitled to redeem the notes at our option prior to July 15, 2006. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009 at which point there is no redemption price premium. In the event of an initial public offering prior to July 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.25%. In addition, in the event of an initial public offering by either the Company or Buffets Holdings, Inc. prior to July 15, 2005, the Company is required to offer to purchase up to an aggregate principal amount of the notes as may be purchased with funds equal in amount to 50% of the net cash proceeds from that initial public offering at a price of 111.25% of the outstanding principal amount of the notes, plus any accrued and unpaid interest to the date of repurchase, provided, however, that, in no event will the Company be required to make an offer to purchase more than $80.5 million aggregate principal amount of the notes.

6.  SALE AND LEASEBACK TRANSACTION

    On December 11, 2002, the Company entered into a sale and leaseback transaction whereby the Company transferred its leasehold interests and leasehold improvements with respect to 27 restaurants to a third party for net proceeds of $22.6 million. The Company simultaneously entered into long-term leases for those restaurants with an aggregate initial annual rent of approximately $3.2 million. In connection with this sale and leaseback, the Company recorded a loss of $5.4 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. Also included in the loss on the transaction were payments that the Company made to Caxton-Iseman Capital, Inc., an entity related to Caxton-Iseman Investments L.P. which held approximately 77.1% of Buffets Holdings, Inc.'s outstanding common stock as of December 18, 2002, for advisory fees equal to 1% of the gross proceeds of the transaction, or approximately $0.3 million. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of $3.3 million. The deferred gain will be accreted over the life of the respective restaurant leases, ranging from 17 to 25 years.

7.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

    The Company's senior subordinated notes issued in 2002 are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following wholly owned subsidiaries of Buffets, Inc., HomeTown Buffets, Inc., OCB Restaurant Co., OCB Purchasing Co., Restaurant Innovations, Inc., and Distinctive Dining, Inc. As a result, the condensed consolidating financial statements for Buffets, Inc. and the Subsidiary Guarantors are presented below. The guarantees by these subsidiary guarantors will be senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness, and subordinated to any of their existing and future senior indebtedness. There are no restrictions on our ability to obtain funds from our subsidiaries.

    The only existing subsidiary of Buffets, Inc. that has not guaranteed the senior subordinated notes is Tahoe Joe's Inc., which is minor (the subsidiary's total assets, shareholder's equity, revenues, income from operations, and cash flows are less than 3% of the Company's consolidated amounts) for purposes of the Securities and Exchange Commission's rules regarding presentation of the condensed consolidating financial statements below. As such, the financial position, results of operations and cash flow information of Tahoe Joe's have been included in the Subsidiary Guarantors column.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 18, 2002

                                                                        PARENT          SUBSIDIARY
                                                                        COMPANY         GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                                       ---------        ----------     ------------    ------------
                                                                                              (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................       $  34,818        $   4,804        $      --        $  39,622
  Receivables ..................................................              --          356,432         (349,772)           6,660
  Inventories ..................................................             720           17,481               --           18,201
  Prepaid expenses and other current assets ....................           2,129            2,350               --            4,479
  Deferred income taxes ........................................          14,745            1,486               --           16,231
  Due from parent ..............................................             109               --               --              109
                                                                       ---------        ---------        ---------        ---------
     Total current assets ......................................          52,521          382,553         (349,772)          85,302
PROPERTY AND EQUIPMENT, net ....................................          11,073          159,453               --          170,526
GOODWILL, net ..................................................          18,730          293,433               --          312,163
ASSETS HELD FOR SALE ...........................................              --           23,471               --           23,471
DEFERRED INCOME TAXES ..........................................           1,502               --               --            1,502
OTHER ASSETS, net ..............................................         412,084            5,709         (402,502)          15,291
                                                                       ---------        ---------        ---------        ---------
     Total assets ..............................................       $ 495,910        $ 864,619        $(752,274)       $ 608,225
                                                                       =========        =========        =========        =========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable .............................................       $ 382,766        $   2,602        $(350,618)       $  34,750
  Accrued liabilities ..........................................          70,022           36,387               --          106,409
  Income taxes payable .........................................           1,389               --              150            1,539
  Current maturities of long-term debt .........................             147            2,303               --            2,450
                                                                       ---------        ---------        ---------        ---------
     Total current liabilities .................................         454,324           41,292         (350,468)         145,148
LONG-TERM DEBT, net of current maturities ......................          26,458          679,502         (265,000)         440,960
DEFERRED LEASE OBLIGATIONS .....................................             400           18,400               --           18,800
OTHER LONG-TERM LIABILITIES ....................................           3,766            3,346              642            7,754
                                                                       ---------        ---------        ---------        ---------
     Total liabilities .........................................         484,948          742,540         (614,826)         612,662
                                                                       =========        =========        =========        =========
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY (DEFICIT)
  Common stock .................................................              --               --               --               --
  Additional paid in capital ...................................          82,311          199,044         (281,355)              --
  Accumulated deficit ..........................................         (71,349)         (76,965)         143,907           (4,407)
                                                                       ---------        ---------        ---------        ---------
     Total shareholder's equity (deficit) ......................          10,962          122,079         (137,448)          (4,407)
                                                                       ---------        ---------        ---------        ---------
     Total liabilities and shareholder's equity
       (deficit) ...............................................       $ 495,910        $ 864,619        $(752,274)       $ 608,255
                                                                       =========        =========        =========        =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE TWELVE WEEKS ENDED JANUARY 2, 2002

                                                                  PARENT           SUBSIDIARY
                                                                  COMPANY          GUARANTORS         ELIMINATIONS     CONSOLIDATED
                                                                 ---------         ----------         ------------     ------------
                                                                                              (IN THOUSANDS)
RESTAURANT SALES .......................................         $   9,109          $ 222,559          $      --          $ 231,668
RESTAURANT COSTS:
  Food .................................................             3,038             66,570                 --             69,608
  Labor ................................................             2,948             70,476                 --             73,424
  Direct and occupancy .................................             1,161             52,012                 --             53,173
                                                                 ---------          ---------          ---------          ---------
     Total restaurant costs ............................             7,147            189,058                 --            196,205
ADVERTISING EXPENSES ...................................               202              4,940                 --              5,142
GENERAL AND ADMINISTRATIVE EXPENSES ....................               503             12,348                (58)            12,793
GOODWILL AMORTIZATION ..................................               149              2,335                 --              2,484
                                                                 ---------          ---------          ---------          ---------
OPERATING INCOME .......................................             1,108             13,878                 58             15,044
INTEREST EXPENSE .......................................               548              8,598                 --              9,146
INTEREST INCOME ........................................              (200)                --                 --               (200)
OTHER INCOME ...........................................              (104)              (138)                --               (242)
                                                                 ---------          ---------          ---------          ---------
INCOME BEFORE INCOME TAXES .............................               864              5,418                 58              6,340
INCOME TAX EXPENSE .....................................               368              2,824                 22              3,214
                                                                 ---------          ---------          ---------          ---------
     Net income ........................................         $     496          $   2,594          $      36          $   3,126
                                                                 =========          =========          =========          =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE TWELVE WEEKS ENDED DECEMBER 18, 2002

                                                                  PARENT           SUBSIDIARY
                                                                  COMPANY          GUARANTORS         ELIMINATIONS     CONSOLIDATED
                                                                 ---------         ----------         ------------     ------------
                                                                                              (IN THOUSANDS)
RESTAURANT SALES .......................................         $   8,906          $ 212,283          $      --          $ 221,189
RESTAURANT COSTS:
  Food .................................................             2,981             66,624                 --             69,605
  Labor ................................................             2,916             69,245                 --             72,161
  Direct and occupancy .................................             1,163             49,828                 --             50,991
                                                                 ---------          ---------          ---------          ---------
     Total restaurant costs ............................             7,060            185,697                 --            192,757
ADVERTISING EXPENSES ...................................               293              7,000                 --              7,293
GENERAL AND ADMINISTRATIVE EXPENSES ....................               434             10,334                 --             10,768
LOSS ON SALE AND LEASEBACK TRANSACTION .................                --              5,434                 --              5,434
                                                                 ---------          ---------          ---------          ---------
OPERATING INCOME .......................................             1,119              3,818                 --              4,937
INTEREST EXPENSE .......................................               724              9,275                 --              9,999
INTEREST INCOME ........................................              (111)                --                 --               (111)
OTHER INCOME ...........................................              (196)                --               (195)              (391)
                                                                 ---------          ---------          ---------          ---------
INCOME (LOSS) BEFORE INCOME TAXES ......................               702             (5,457)               195             (4,560)
INCOME TAX EXPENSE (BENEFIT) ...........................              (286)            (1,835)                75             (2,046)
                                                                 ---------          ---------          ---------          ---------
     Net income (loss) .................................         $     988          $  (3,622)         $     120          $  (2,514)
                                                                 =========          =========          =========          =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE TWENTY FOUR WEEKS ENDED JANUARY 2, 2002

                                                                  PARENT           SUBSIDIARY
                                                                  COMPANY          GUARANTORS         ELIMINATIONS     CONSOLIDATED
                                                                 ---------         ----------         ------------     ------------
                                                                                              (IN THOUSANDS)
RESTAURANT SALES .......................................         $  18,791          $ 458,122          $      --          $ 476,913
RESTAURANT COSTS:
  Food .................................................             6,239            140,712                 --            146,951
  Labor ................................................             6,033            143,782                 --            149,815
  Direct and occupancy .................................             2,363            105,846                 --            108,209
                                                                 ---------          ---------          ---------          ---------
     Total restaurant costs ............................            14,635            390,340                 --            404,975
ADVERTISING EXPENSES ...................................               441             10,753                 --             11,194
GENERAL AND ADMINISTRATIVE EXPENSES ....................               936             22,933               (115)            23,754
GOODWILL AMORTIZATION ..................................               298              4,669                 --              4,967
                                                                 ---------          ---------          ---------          ---------
OPERATING INCOME .......................................             2,481             29,427                115             32,023
INTEREST EXPENSE .......................................             1,114             17,459                 --             18,573
INTEREST INCOME ........................................              (429)                --                 --               (429)
OTHER INCOME ...........................................              (196)              (351)                --               (547)
                                                                 ---------          ---------          ---------          ---------
INCOME BEFORE INCOME TAXES .............................             1,992             12,319                115             14,426
INCOME TAX EXPENSE .....................................               898              6,659                 44              7,601
                                                                 ---------          ---------          ---------          ---------
     Net income ........................................         $   1,094          $   5,660          $      71          $   6,825
                                                                 =========          =========          =========          =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                FOR THE TWENTY FOUR WEEKS ENDED DECEMBER 18, 2002

                                                                  PARENT           SUBSIDIARY
                                                                  COMPANY          GUARANTORS         ELIMINATIONS     CONSOLIDATED
                                                                 ---------         ----------         ------------     ------------
                                                                                              (IN THOUSANDS)
RESTAURANT SALES ........................................         $  18,366          $ 438,321         $      --          $ 456,687
RESTAURANT COSTS:
  Food ..................................................             6,038            136,633                --            142,671
  Labor .................................................             5,848            140,061                --            145,909
  Direct and occupancy ..................................             2,354            102,616                --            104,970
                                                                  ---------          ---------         ---------          ---------
     Total restaurant costs .............................            14,240            379,310                --            393,550
ADVERTISING EXPENSES ....................................               565             13,487                --             14,052
GENERAL AND ADMINISTRATIVE EXPENSES .....................               866             20,660                --             21,526
LOSS ON SALE AND LEASEBACK TRANSACTION ..................                --              5,434                --              5,434
                                                                  ---------          ---------         ---------          ---------
OPERATING INCOME ........................................             2,695             19,430                --             22,125
INTEREST EXPENSE ........................................             1,194             18,698                --             19,892
INTEREST INCOME .........................................              (231)                --                --               (231)
OTHER INCOME ............................................              (204)                --              (389)              (593)
                                                                  ---------          ---------         ---------          ---------
INCOME BEFORE INCOME TAXES ..............................             1,936                732               389              3,057
INCOME TAX EXPENSE ......................................               155                374               150                679
                                                                  ---------          ---------         ---------          ---------
     Net income .........................................         $   1,781          $     358         $     239          $   2,378
                                                                  =========          =========         =========          =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY FOUR WEEKS ENDED JANUARY 2, 2002

                                                               PARENT        SUBSIDIARY
                                                               COMPANY       GUARANTORS      ELIMINATIONS   CONSOLIDATED
                                                              ---------      ----------      ------------   -----------
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income ...............................................   $  1,094        $  5,660        $     71        $  6,825
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization .........................      1,201          23,198              --          24,399
     Amortization of debt issuance cost ....................        108           1,695              --           1,803
     Deferred income taxes .................................         42             653              --             695
     Accretion of original issue discount ..................         21             336              --             357
     Deferred interest .....................................         35             552              --             587
     Loss on disposal of assets ............................         --             216              --             216
     Changes in assets and liabilities:
       Receivables .........................................         --          (4,425)           (206)         (4,631)
       Inventories .........................................         21             600              --             621
       Prepaid expenses and other assets ...................       (993)           (659)             --          (1,652)
       Due from parent .....................................         13              --              --              13
       Accounts payable ....................................         --          (1,351)             --          (1,351)
       Accrued and other liabilities .......................      7,868           2,195             (56)         10,007
       Income taxes payable ................................     (2,414)           (581)             --          (2,995)
                                                               --------        --------        --------        --------
          Net cash provided by operating activities ........      6,996          28,089            (191)         34,894
                                                               --------        --------        --------        --------
INVESTING ACTIVITIES:
  Proceeds from sale and leaseback transaction .............         --          39,075              --          39,075
  Purchase of fixed assets .................................     (4,637)        (13,401)             --         (18,038)
  Corporate cash advances (payments) .......................     (2,616)          2,425             191              --
  Purchase of other assets .................................         --           1,651              --           1,651
  Proceeds from sale of other assets .......................         --            (374)             --            (374)
                                                               --------        --------        --------        --------
          Net cash provided by (used in)
            investing activities ...........................     (7,253)         29,376             191          22,314
                                                               --------        --------        --------        --------
FINANCING ACTIVITIES:
  Repayment of debt ........................................     (2,694)        (42,202)             --         (44,896)
  Debt issuance costs ......................................        (49)           (774)             --            (823)
                                                               --------        --------        --------        --------
          Net cash used in financing activities ............     (2,743)        (42,976)             --         (45,719)
                                                               --------        --------        --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................     (3,000)         14,489              --          11,489
CASH AND CASH EQUIVALENTS, beginning of period .............     16,066              --              --          16,066
                                                               --------        --------        --------        --------
CASH AND CASH EQUIVALENTS, end of period ...................   $ 13,066        $ 14,489        $     --        $ 27,555
                                                               ========        ========        ========        ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                FOR THE TWENTY FOUR WEEKS ENDED DECEMBER 18, 2002

                                                                            PARENT        SUBSIDIARY
                                                                            COMPANY       GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                                           ---------      ----------     ------------   -----------
                                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income .......................................................       $  1,781        $    358        $    239        $  2,378
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization .................................          1,610          16,484              --          18,094
     Amortization of debt issuance cost ............................             53             835              --             888
     Deferred income taxes .........................................             66           1,026              --           1,092
     Accretion of original issue discount ..........................             20             321              --             341
     Loss on disposal of assets ....................................             --             217              --             217
     Loss on sale and leaseback transaction ........................             --           5,434              --           5,434
     Changes in assets and liabilities:
       Receivables .................................................             --           2,649            (485)          2,164
       Inventories .................................................              1             430              --             431
       Prepaid expenses and other assets ...........................          3,309           2,298              --           5,607
       Due from parent .............................................            (97)             --              --             (97)
       Accounts payable ............................................         (1,036)            359              --            (677)
       Accrued and other liabilities ...............................         13,878             674              --          14,552
       Income taxes payable ........................................         (1,511)             --             246          (1,265)
                                                                           --------        --------        --------        --------
          Net cash provided by operating activities ................         18,074          31,085              --          49,159
                                                                           --------        --------        --------        --------
INVESTING ACTIVITIES:
  Proceeds from sale and leaseback transaction .....................             --          22,580              --          22,580
  Purchase of fixed assets .........................................           (955)        (13,494)             --         (14,449)
  Corporate cash advances (payments) ...............................         19,026         (19,026)             --              --
  Proceeds from sale of other assets ...............................             --             162              --             162
  Purchase of other assets .........................................             --            (229)             --            (229)
                                                                           --------        --------        --------        --------
          Net cash provided by (used in)
            investing activities ...................................         18,071         (10,007)             --           8,064
                                                                           --------        --------        --------        --------
FINANCING ACTIVITIES:
  Repayment of debt ................................................         (1,389)        (21,759)             --         (23,148)
  Debt issuance costs ..............................................           (165)         (2,592)             --          (2,757)
                                                                           --------        --------        --------        --------
          Net cash used in financing activities ....................         (1,554)        (24,351)             --         (25,905)
                                                                           --------        --------        --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ............................         34,591          (3,273)             --          31,318
CASH AND CASH EQUIVALENTS, beginning of period .....................            227           8,077              --           8,304
                                                                           --------        --------        --------        --------
CASH AND CASH EQUIVALENTS, end of period ...........................       $ 34,818        $  4,804        $     --        $ 39,622
                                                                           ========        ========        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. UNLESS THE CONTEXT INDICATES OR REQUIRES OTHERWISE, (I) THE TERMS "BUFFETS", "WE", "OUR" AND "COMPANY" REFER TO BUFFETS, INC. AND ITS SUBSIDIARIES AND (II) THE TERMS "PARENT COMPANY" AND "BUFFETS HOLDINGS" REFER TO BUFFETS HOLDINGS, INC., OUR SOLE SHAREHOLDER. SOME OF THE STATEMENTS IN THE FOLLOWING DISCUSSION ARE FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS AND RISK FACTORS."

GENERAL

    We are one of the largest restaurant operators in the United States and the leader in the buffet/cafeteria segment of the restaurant industry, as measured in both sales and number of restaurants. Our restaurants are principally operated under the names Old Country Buffet and HomeTown Buffet. As of December 18, 2002, we operated 386 company-owned restaurant locations and franchised 23 locations in a combined total of 39 states.

    We were founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet. In October 1985, we completed our initial public offering and were listed on the Nasdaq National Market. In September 1996, we merged with HomeTown Buffet, Inc., which was developed by one of our co-founders and had 80 company-owned HomeTown Buffet restaurants in 11 states and 19 franchised restaurants in eight states. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by Caxton-Iseman Capital, Inc., in a buyout from public shareholders.

    A significant portion of the Company's cost structure is fixed in nature, particularly over shorter time horizons. Accordingly, changes in marginal sales volume can have a more significant impact on our profitability than for a business possessing a more variable cost structure.

    Beginning July 3, 2002, we changed our fiscal year so that it ends on the Wednesday nearest June 30 of each year. Our current fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12, 12, 16 and 12 or 13 weeks. The twenty-six week transitional period ended July 3, 2002 consisted of 26 weeks and was divided into two periods of 16 and 10 weeks. Prior to that, our fiscal year ended on the Wednesday nearest December 31 of each year and each fiscal year was divided into periods of 16, 12, 12 and 12 or 13 weeks.

    The following is a description of the line items from our statements of operations:

    o We recognize as restaurant sales the proceeds from the sale of food and beverages at our company-owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our balance sheet. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. Management recognizes royalty fees as other income based on the sales reported at the franchise restaurants.

    o Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

    o   Advertising expenses reflect all advertising and promotional costs.

    o General and administrative expenses reflect all costs, other than marketing expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

    o Loss on sale and leaseback transaction reflects transaction costs and impairment losses associated with the sale and leaseback of the leasehold interests and leasehold improvements with respect to 27 restaurants completed on December 11, 2002.

    o Goodwill amortization through January 2, 2002 reflects the amortization of the excess of cost over fair market value of assets and is recognized on a straight-line basis, over a 30-year life.

    o Interest expense reflects interest costs incurred plus amortization of debt issuance costs and accretion of original issuance discount on our notes.

    o   Interest income reflects interest earned on our short-term investments.

    o Other income primarily reflects franchise fees earned, less minority interest associated with our Tahoe Joe's joint venture.

    o Provision (benefit) for income taxes reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

CRITICAL ACCOUNTING POLICIES

    Our condensed consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, revenue recognition and goodwill. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

    We believe the following critical accounting policies affect management's significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

RECOVERABILITY OF LONG-LIVED ASSETS

    Management periodically evaluates long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. Management evaluates groups of assets together at the individual restaurant level, which is considered to be the lowest level for which there are identifiable cash flows. A specific restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly relating to that restaurant, including disposal value, if any, is less than the carrying amount of that restaurant. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Management determines fair value based on quoted market prices in active markets, if available. If quoted market prices are not available, management estimates the fair value of a restaurant based on either the best information available, including prices for similar assets, or the results of valuation techniques, such as discounted estimated future cash flows, as if the decision to continue to use the impaired restaurant was a new investment decision. Management measures the fair value of a restaurant by discounting estimated future cash flows. Considerable management judgment is necessary to estimate the discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We expensed approximately $1.0 million during the 12 weeks ended December 18, 2002 and approximately $1.1 million during the 24 weeks ended December 18, 2002 relating to the impairment of long-lived assets associated with 11 and 13 restaurants, respectively. This amount was partially offset by an approximate $0.8 million reduction in lease obligation accrual assumptions in accrued store closing costs, based on the Company receiving greater than planned sublease and other cash receipts. In addition, we also recognized approximately $5.4 million in impairments on 15 restaurants as part of the loss on the sale and leaseback transaction completed on December 11, 2002.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Through the end of the fiscal year ended January 2, 2002, we recorded goodwill that represented the excess of our acquisition cost over the fair market value of the net assets acquired. We amortized that goodwill on a straight-line basis over a 30-year life. However, on January 3, 2002, we began applying the new rules on accounting for goodwill and other intangible assets issued by the Financial Accounting Standards Board in SFAS No. 142 "Goodwill and Other Intangible Assets." As a result of the application of these new rules, amortization of goodwill was reduced by approximately $2.5 million and $5.0 million for the 12-week and 24-week periods ended December 18, 2002, respectively, because intangible assets with indefinite lives, such as goodwill, are no longer amortized. There were no impairments to goodwll and other intangible assets identified for the 12-week and 24-week periods ended December 18, 2002.

RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION REFLECTS OUR HISTORICAL RESULTS FOR THE 12-WEEK AND 24-WEEK PERIODS ENDED DECEMBER 18, 2002 AND JANUARY 2, 2002.

    OUR FUTURE RESULTS MAY NOT BE CONSISTENT WITH OUR HISTORICAL RESULTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

FOR THE 12 WEEKS ENDED DECEMBER 18, 2002 COMPARED TO THE 12 WEEKS ENDED JANUARY 2, 2002

    The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

                                                             12 WEEKS ENDED           12 WEEKS ENDED
                                                            JANUARY 2, 2002          DECEMBER 18, 2002
                                                         ---------------------     ----------------------
                                                                      (DOLLARS IN THOUSANDS)
       Restaurant sales............................      $ 231,668      100.0%      $ 221,189      100.0%
       Restaurant costs............................        196,205       84.7         192,757       87.1
       Advertising expenses........................          5,142        2.2           7,293        3.3
       General and administrative expenses.........         12,793        5.5          10,768        4.9
       Loss on sale and leaseback transaction......             --        --            5,434        2.5
       Goodwill amortization.......................          2,484        1.1              --        --
                                                         ---------                  ---------
       Operating income............................         15,044        6.5           4,937        2.2
       Interest expense............................          9,146        4.0           9,999        4.5
       Interest income.............................           (200)      (0.1)           (111)      (0.1)
       Other income................................           (242)      (0.1)           (391)      (0.2)
                                                         ---------                  ---------
       Income (loss) before income taxes...........          6,340        2.7          (4,560)      (2.0)
       Income tax expense (benefit)................          3,214        1.4          (2,046)      (0.9)
                                                         ---------                  ---------
         Net income (loss).........................      $   3,126        1.3       $  (2,514)      (1.1)
                                                         =========                  ==========

    RESTAURANT SALES. Restaurant sales for the 12 weeks ended December 18, 2002 decreased $10.5 million, or 4.5%, compared with the 12 weeks ended January 2, 2002. Most of the decline in sales was due to a 3.7% decrease in same-store sales. This decline in same-store sales was comprised of a 5.4% decline in guest counts, partially offset by a 1.7% increase in pricing. Additionally, operating weeks were down in the most recent quarter by approximately 3.1%, primarily due to the closure of 21 under-performing units over the past 12 months. These closings were partially offset by the opening of six units in the past 12 months. Average weekly sales per unit of $47,021 for the quarter ended December 18, 2002 decreased by 1.6% as compared to average weekly sales per unit during the comparable prior year period. Due in large part to the current economic environment, the Company currently expects same-store sales for the third quarter of the 2003 fiscal year (the 16-week period ending April 9, 2003) to decline by approximately 4.0% to 6.0% versus the comparable period in 2002.

    RESTAURANT COSTS. Restaurant costs for the second quarter of fiscal 2003 increased by 2.4% as a percentage of sales compared with the comparable prior year period. Food cost increased 1.5% as a percentage of sales primarily due to non-recurring food rebates recognized in the comparable quarter of the prior year. Gross food costs before rebates were up 0.2% as a percentage of sales during the second quarter compared to the comparable prior year period. Labor costs were 0.9% higher as a percentage of sales than those experienced in the comparable quarter in the prior year, primarily due to lost sales leverage on the predominantly fixed components of management salaries, benefits and worker's compensation. Direct and occupancy costs were virtually flat with last year as a percentage of sales. A favorable utility cost environment coupled with approximately $1.2 million in net proceeds received as a partial settlement of an insurance claim offset fixed cost leverage issues to provide for stable direct and occupancy costs.

    ADVERTISING EXPENSES. Advertising costs increased 1.1% as a percentage of sales for the second quarter of fiscal 2003 versus the comparable quarter in the prior year. Advertising weights were increased in prime time, late news and Hispanic television in a number of markets to provide greater media exposure. Same store sales among units receiving advertising support during the second quarter of 2003 trended approximately one percentage point better than in units not receiving advertising support.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 0.6% as a percentage of sales during the second quarter of 2003 when compared to the 12 weeks ended January 2, 2002. This reduction was largely due to reduced bonus expense and lower professional fees.

    LOSS ON SALE AND LEASEBACK TRANSACTION. On December 11, 2002, we entered into a sale and leaseback transaction whereby we transferred our leasehold interests and leasehold improvements with respect to 27 restaurants to a third party for net proceeds of $22.6 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial annual rent of approximately $3.2 million. In connection with this sale and leaseback, we recorded a loss of $5.4 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. Also included in the loss on the transaction were payments that we made to Caxton-Iseman Capital, Inc., an entity related to Caxton-Iseman Investments L.P. which held approximately 77.1% of Buffets Holdings, Inc.'s outstanding common stock as of December 18, 2002, for advisory fees equal to 1% of the gross proceeds of the transaction, or approximately $0.3 million. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of $3.3 million. The deferred gain will be accreted over the life of the respective restaurant leases, ranging from 17 to 25 years.

    GOODWILL AMORTIZATION. Goodwill amortization expense decreased 1.1% as a percentage of sales during the 12 weeks ended December 18, 2002 versus the comparable prior year quarter due to the adoption on January 3, 2002 of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets," and its non-amortization provisions for goodwill.

    INTEREST EXPENSE. Interest expense increased 0.5% as a percentage of sales during the second quarter of fiscal 2003 versus the comparable prior year period primarily due to higher weighted average outstanding debt balances.

    INTEREST INCOME. Interest income was flat as a percentage of sales between the respective periods.

    OTHER INCOME. Other income improved 0.1% as a percentage of sales when comparing the 12 weeks ended December 18, 2002 to the comparable prior year period.

    INCOME TAXES. Income taxes decreased 2.3% as a percentage of sales for the 12 weeks ended December 18, 2002 compared to the 12 weeks ended January 2, 2002 principally due to a decrease in income before income taxes coupled with a decrease in non-deductible goodwill amortization associated with the buyout from public shareholders that resulted in an effective tax rate of 44.9% for the current quarter compared with 50.7% for the comparable prior year period.

FOR THE 24 WEEKS ENDED DECEMBER 18, 2002 COMPARED TO THE 24 WEEKS
ENDED JANUARY 2, 2002

    The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

                                                              24 WEEKS ENDED             24 WEEKS ENDED
                                                              JANUARY 2, 2002           DECEMBER 18, 2002
                                                           ---------------------      ---------------------
                                                                      (DOLLARS IN THOUSANDS)
         Restaurant sales..............................    $ 476,913      100.0%      $ 456,687      100.0%
         Restaurant costs..............................      404,975       84.9         393,550       86.2
         Advertising expenses..........................       11,194        2.4          14,052        3.1
         General and administrative expenses...........       23,754        5.0          21,526        4.7
         Loss on sale and leaseback transaction........           --        --            5,434        1.2
         Goodwill amortization.........................        4,967        1.0              --        --
                                                           ---------                  ---------
         Operating income..............................       32,023        6.7          22,125        4.8
         Interest expense..............................       18,573        3.9          19,892        4.4
         Interest income...............................         (429)      (0.1)           (231)      (0.1)
         Other income..................................         (547)      (0.1)           (593)      (0.1)
                                                           ---------                  ---------
         Income before income taxes....................       14,426        3.0           3,057        0.6
         Income tax expense............................        7,601        1.6             679        0.1
                                                           ---------                  ---------
           Net income..................................    $   6,825        1.4       $   2,378        0.5
                                                           =========                  =========

    RESTAURANT SALES. Restaurant sales for the 24 weeks ended December 18, 2002 decreased $20.2 million, or 4.2%, compared with the 24 weeks ended January 2, 2002. Most of the decline in sales was due to a 3.1% decrease in same-store sales. This decline in same-store sales was comprised of a 5.0% decline in guest counts, partially offset by a 1.9% increase in pricing. Additionally, operating weeks were down in the most recent year-to-date period by approximately 3.6%, primarily due to the closure of 21 under-performing units over the past 12 months. These closures were partially offset by the opening of six units in the past 12 months. Average weekly sales per unit of $48,511 for the 24 weeks ended December 18, 2002 decreased by 0.7% as compared to average weekly sales per unit during the comparable prior year period.

    RESTAURANT COSTS. Restaurant costs for the 24 weeks ended December 18, 2002 increased by 1.3% as a percentage of sales compared with the comparable prior year period. Food cost increased 0.4% as a percentage of sales primarily due to non-recurring food rebates recognized during the 24 weeks ended January 2, 2002. Labor costs were 0.6% higher as a percentage of sales than those experienced in the comparable quarter in the prior year, primarily due to lost sales leverage on the predominantly fixed components of management salaries, benefits and worker's compensation. Direct and occupancy costs decreased approximately $3.2 million during the 24 weeks ended December 18, 2002, but were 0.3% higher as a percentage of sales than the prior year period. The increase as a percentage of sales was primarily attributable to fixed cost leverage issues, partially offset by a favorable utility cost environment and approximately $1.2 million in net proceeds received as a partial settlement of an insurance claim.

    ADVERTISING EXPENSES. Advertising costs increased 0.7% as a percentage of sales for the 24 weeks ended December 18, 2002 versus the comparable prior year period primarily due to significantly heavier advertising weights in a number of markets.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 0.3% as a percentage of sales during the 24 weeks ended December 18, 2002 when compared to the 24 weeks ended January 2, 2002. This reduction was largely due to reduced bonus expense and lower professional fees.

    LOSS ON SALE AND LEASEBACK TRANSACTION. The loss on the sale and leaseback transaction completed on December 11, 2002 totaled $5.4 million.

    GOODWILL AMORTIZATION. Goodwill amortization expense decreased 1.0% as a percentage of sales during the 24 weeks ended December 18, 2002 versus the comparable prior year period due to the adoption on January 3, 2002 of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets," and its non-amortization provisions for goodwill.

    INTEREST EXPENSE. Interest expense increased 0.5% as a percentage of sales during the 24 weeks ended December 18, 2002 versus the comparable prior year period primarily due to higher weighted average outstanding debt balances.

    INTEREST INCOME. Interest income was flat as a percentage of sales between the respective periods.

    OTHER INCOME. Other income was flat as a percentage of sales when comparing the 24 weeks ended December 18, 2002 to the comparable prior year period.

    INCOME TAXES. Income taxes decreased 1.5% as a percentage of sales for the 24 weeks ended December 18, 2002 compared to the 24 weeks ended January 2, 2002 principally due to a decrease in income before income taxes coupled with a decrease in non-deductible goodwill amortization associated with the buyout from public shareholders and certain tax credits that resulted in an effective tax rate of 22.2% for the 24 weeks ended December 18, 2002 compared with 52.7% for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows generated from operating activities provide us with a significant source of liquidity. Since most of our sales are for cash or credit with settlement within a few days and most vendors are paid on typical terms ranging from approximately 14 to 35 days, we operate on a significant working capital deficit. In addition to cash flows from operations, a revolving credit facility is available to us for general corporate purposes as revolving credit loans or as swing-line loans. Letters of credit issued under the revolving loan facility or the letter of credit facility are also available to us to support payment obligations incurred for our general corporate purposes. Historically, our capital requirements have been for the development and construction of new restaurants, restaurant refurbishment, the installation of new corporate financial systems and debt service obligations. We expect these requirements to continue in the foreseeable future.

    Net cash provided by operating activities was $49.2 million for the 24 weeks ended December 18, 2002 and $34.9 million for the 24 weeks ended January 2, 2002. Net cash provided by operating activities exceeded the net income for the periods principally due to the effect of depreciation and amortization, an increase in accrued and other liabilities and a loss on the sale and leaseback transaction in fiscal 2003.

    Net cash provided by investment activities was $8.1 million for the 24 weeks ended December 18, 2002 and $22.3 million for the 24 weeks ended January 2, 2002. On December 11, 2002, we completed a sale and leaseback of our leasehold interests and our leasehold improvements with respect to 27 restaurants for net proceeds of $22.6 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial rent of approximately $3.2 million. The sales and leaseback transaction also resulted in a deferred gain of approximately $3.3 million. This deferred gain will be accreted over the life of the respective restaurant leases, ranging from 17 to 25 years. In December 2001, we committed to a sale and leaseback transaction with respect to 24 restaurant properties and completed the sale and leaseback of 23 such properties on December 28, 2001. That transaction generated net proceeds of $39.1 million, excluding $0.8 million in capitalized debt issuance costs. In February 2002, we completed the sale and leaseback with respect to the remaining restaurant property. Capital expenditures totaled $14.4 million for the 24 weeks ended December 18, 2002 and $18.0 million for the 24 weeks ended January 2, 2002.

    Net cash used in financing activities totaled $25.9 million for the 24 weeks ended December 18, 2002 and $45.7 million for the 24 weeks ended January 2, 2002. Financing activities consisted primarily of scheduled and accelerated repayments of debt.

    On June 28, 2002, we entered into new debt agreements to refinance our existing debt, make a distribution to our parent, Buffets Holdings, Inc., and repurchase our outstanding preferred stock warrants. We issued 11 1/4% senior subordinated notes in the principal amount of $230 million, net of a discount of $8.8 million, and borrowed $245 million under a $295 million senior credit facility.

      In connection with the redemption of our 14% senior subordinated notes and Buffets Holdings' 16% senior subordinated notes on June 28, 2002, we agreed to pay $18.0 million of redemption fees, of which $1.0 million was paid at closing out of the net proceeds of the offering of the initial notes and was accounted for as part of the transaction fees and expenses relating to the Refinancing Transactions. An additional $5.0 million of redemption fees was paid on each of September 30, 2002 and December 31, 2002. The final payment of $7.0 million may, at our option, be deferred until the earlier of June 30, 2003 and the date that we first fail to make any payment, regardless of amount, in respect of indebtedness for borrowed money in an outstanding aggregate principal amount in excess of $5.0 million or such indebtedness is accelerated following any default thereunder. We expect to make these periodic installment payments from our cash flow generated from operations. The redemption fees were recognized as a loss related to refinancing in the 26-week transitional period ended July 3, 2002. The remaining redemption fees are included in accrued liabilities on our balance sheet.

    As previously discussed, on June 28, 2002, we entered into a senior credit facility which provided for total borrowings of up to $295 million, including
(i) a $245 million term loan, (ii) a $30 million revolving credit facility, of which up to $20 million is available in the form of letters of credit, and (iii) a separate $20 million letter of credit facility. The terms of the senior credit facility permit us to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25 million. The term loan matures on June 28, 2009 while the revolving facility and the letter of credit facility mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six years of the loan (beginning on September 30, 2002), with the remaining balance payable due in equal quarterly installments during the seventh year of the loan. The term loan is secured by substantially all of our assets other than those of our Tahoe Joe's Inc. subsidiary. Buffets Holdings, Inc. has also guaranteed the repayment of the senior credit facility. The senior credit facility requires us to maintain certain financial ratios including leverage, interest coverage and fixed charge coverage. We were in compliance with all covenants as of December 18, 2002.

    As of December 18, 2002, we had approximately $17.4 million in outstanding letters of credit, which expire through November 13, 2003. As of December 18, 2002, the total borrowing availability under the revolving credit facility was $30 million and the total borrowing capacity under the letter of credit facility was approximately $2.6 million.

    The Company has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston's prime rate, or the federal funds effective rate plus one-half of 1 percent.

    Also as discussed above, on June 28, 2002, we issued $230.0 aggregate principal amount of our 11 1/4% senior subordinated notes due July 15, 2010. Gross proceeds from the offering of the notes were approximately $221.2 million. Interest is payable semi-annually on January 15 and July 15 of each year. Except in the event of an initial public offering, we are not entitled to redeem the notes prior to July 15, 2006, after which we can choose to redeem some or all of the notes at specified redemption prices. The indenture governing the notes contains covenants limiting our ability to (1) incur additional indebtedness,
(2) pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness, (3) make investments, (4) create restrictions on the payment of dividends, (5) engage in transactions with affiliates, (6) sell assets, and (7) consolidate, merge or transfer assets. The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by some of our wholly-owned subsidiaries, namely Distinctive Dining, Inc., Hometown Buffet, Inc., OCB Purchasing Co., OCB Restaurant Co. and Restaurant Innovations, Inc.

    We are currently considering the sale of our 13 Original Roadhouse Grill restaurants. On October 9, 2002, we entered into an exclusive purchase option arrangement with a prospective purchaser for the Original Roadhouse Grill restaurants. The prospective purchaser paid us $1 million in non-refundable fees to obtain exclusive purchase rights for those restaurants through March 14, 2003. Those restaurants generated approximately $18.7 million of restaurant sales and approximately $2.3 million of EBITDA (earnings before interest, income taxes, depreciation and amortization) for the 24 weeks ended December 18, 2002. The indenture permits this transaction, and the new credit agreement requires us to make a special prepayment equal to the lesser of the amount of the aggregate net cash proceeds received from this transaction and approximately $34.0 million. Under the new credit agreement, and subject to compliance with the covenants of the indenture governing the notes, we are permitted to make a distribution to our sole shareholder, Buffets Holdings, of up to the sum of the amount by which the net cash proceeds received from the contemplated sale of the Original Roadhouse Grill exceeds 3.7 times the pro forma reduction in adjusted EBITDA associated with the contemplated sale.

    During fiscal 2003, we plan to open four buffet restaurants and one non-buffet concept restaurant. We estimate that we will spend approximately $13 million in the aggregate on construction of new restaurants, principally for leasehold improvements. We anticipate spending $10 million in remodeling, relocation and improvement costs for existing facilities and an additional $2 million to $3 million for corporate and system investments, including the implementation of a new human resources information system.

    We are not aware of any other event or trend that would potentially affect our capital requirements or liquidity. For the next twelve months, we believe that cash flow from operations, landlord contributions, credits received from trade suppliers and available borrowing capacity will be adequate to finance our development plans, on-going operations and debt service obligations.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    Our sales are seasonal, with a lower percentage of annual sales occurring in most of our current market areas during the winter months. Our restaurant sales may also be affected by unusual weather patterns, major world events or matters of public interest that compete for customers' attention. Generally, restaurant sales per unit are lower in the winter months, our third fiscal quarter ending in late April of each year. The impact of these reduced average weekly sales will be mitigated in our future quarterly data presentations through the inclusion of 16 weeks in the quarter ending in late April of each year, compared to only 12 or 13 weeks in each of the other fiscal quarters.

NEW ACCOUNTING STANDARD

    In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material impact on our results of operations or financial position.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, forward-looking statements. Buffets has tried, whenever possible, to identify these forward-looking statements using words such as "projects," "anticipates," "believes," "estimates," "expects," "plans," "intends," and similar expressions. Similarly, statements herein that describe Buffets' business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. The risks and uncertainties involving forward-looking statements include, but are not limited to, general business and economic conditions, negative publicity, the impact of competition, the seasonality of Buffets' business, adverse weather conditions, future commodity prices, fuel and utility costs, labor costs, employment and environmental laws, governmental regulations, and inflation. For a detailed discussion of risks and uncertainties that may cause our future performance to differ from that projected in the forward-looking statements, please refer to the "Risk Factors" section contained in Buffets' registration statement filed with the Securities and Exchange Commission on December 27, 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    INTEREST RATE RISKS. We have interest rate exposure relating to the variable portion of our long-term obligations. Our 11 1/4% senior subordinated notes are fixed and the interest rates on the term loans under our senior credit facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $1.1 million for the 24 weeks ended December 18, 2002. Our interest rate risk is mitigated, in part, by an interest rate cap purchased on November 25, 2002 with a notional value of $15 million and a 5% strike price that expires on June 30, 2004.

    FOOD COMMODITY RISKS. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3% percent. Our average price increases in our buffet operations have been approximately 2% for the 24 weeks ended December 18, 2002. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.


ITEM 4.    CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

    CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.


PART II. OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              99.1    Certification of Kerry A. Kramp Pursuant to 18 U.S.C.
                      Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of R. Michael Andrews, Jr. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

              Buffets, Inc. filed no reports on Form 8-K in the quarter ended December 18, 2002.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BUFFETS, INC.



Date:  February 3, 2003                By: /s/ Kerry A. Kramp
                                           -------------------------------------
                                           Kerry A. Kramp
                                           Chief Executive Officer



                                       By: /s/ R. Michael Andrews, Jr.
                                           -------------------------------------
                                           R. Michael Andrews, Jr.
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                              Officer)

                                  CERTIFICATION


I, Kerry A. Kramp, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Buffets, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 3, 2003



/s/ Kerry A. Kramp
-----------------------
Kerry A. Kramp
Chief Executive Officer

                                  CERTIFICATION


I, R. Michael Andrews, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Buffets, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 3, 2003



/s/ R. Michael Andrews, Jr.
---------------------------
R. Michael Andrews, Jr.
Chief Financial Officer