Form 10-Q
period 2003-04-09
BUFFETS INC
filed 2003-05-22
CIK 750274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 9, 2003

                        Commission file number: 333-98301


                                  BUFFETS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)




           Minnesota                                         41-1462294
--------------------------------------                -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                        Identification Number)


         1460 Buffet Way
         Eagan, Minnesota                                      55121
--------------------------------------                -------------------------
      (Address of principal                                 (Zip Code)
         executive offices)

Registrant's telephone number, including area code:  (651) 994-8608
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO  [  ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

The number of shares of Buffets, Inc.'s common stock outstanding as of May 21, 2003 was 100.

                                  BUFFETS, INC.
                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----
Part I.   Financial Information

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets (Unaudited)
                    as of July 3, 2002 and April 9, 2003                     3

                    Condensed Consolidated Income Statements
                    (Unaudited)-- 16 Weeks and 40 Weeks Ended
                    April 24, 2002 and April 9, 2003                         4

                    Condensed Consolidated Statements of Cash Flows (Unaudited)-- 40 Weeks Ended April 24, 2002
                    and April 9, 2003                                        5

                    Notes to the Condensed Consolidated Financial
                    Statements (Unaudited)                                   6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     15

          Item 3.   Quantitative and Qualitative Disclosures
                    about Market Risk                                       23

          Item 4.   Controls and Procedures                                 23

Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                        23

Signatures                                                                  25

Certification of Chief Executive Officer                                    26

Certification of Chief Financial Officer                                    27

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     JULY 3,           APRIL 9,
                                                                      2002              2003
                                                                  ------------      ------------
                                                                             (UNAUDITED)
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................        $   8,304         $   9,205
  Receivables................................................            8,682             6,559
  Inventories................................................           18,632            18,485
  Prepaid expenses and other current assets..................           10,086             7,926
  Deferred income taxes......................................           19,000            14,400
  Due from parent............................................               12                 6
                                                                     ---------         ---------
          Total current assets...............................           64,716            56,581
PROPERTY AND EQUIPMENT, net..................................          198,350           165,724
GOODWILL.....................................................          312,163           312,163
ASSETS HELD FOR SALE.........................................           24,952            22,794
DEFERRED INCOME TAXES........................................               --             3,425
OTHER ASSETS, net............................................           15,445            15,088
                                                                     ---------         ---------
          Total assets.......................................        $ 615,626         $ 575,775
                                                                     =========         =========
                   LIABILITIES AND SHAREHOLDER'S DEFICIT
CURRENT LIABILITIES:
  Accounts payable...........................................        $  37,419         $  43,184
  Accrued liabilities........................................           92,442            80,421
  Income taxes payable.......................................            2,804             2,707
  Current maturities of long-term debt.......................            2,450             2,048
                                                                     ---------         ---------
          Total current liabilities..........................          135,115           128,360
LONG-TERM DEBT, net of current maturities....................          463,767           423,021
DEFERRED INCOME TAXES........................................              175                --
DEFERRED LEASE OBLIGATIONS...................................           18,829            19,385
OTHER LONG-TERM LIABILITIES..................................            4,525             7,708
                                                                     ---------         ---------
          Total liabilities..................................          622,411           578,474
SHAREHOLDER'S DEFICIT:
  Common stock; $.01 par value, 100 shares authorized; 100
     shares issued and outstanding...........................               --                --
  Accumulated deficit........................................           (6,785)           (2,699)
                                                                     ---------         ---------
          Total shareholder's deficit........................           (6,785)           (2,699)
                                                                     ---------         ---------
          Total liabilities and shareholder's deficit........        $ 615,626         $ 575,775
                                                                     =========         =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                          SIXTEEN WEEKS ENDED            FORTY WEEKS ENDED
                                                     ---------------------------  ---------------------------
                                                       APRIL 24,      APRIL 9,      APRIL 24,      APRIL 9,
                                                         2002          2003           2002           2003
                                                     ------------   ------------  ------------    -----------
                                                                             (UNAUDITED)
                                                                           (IN THOUSANDS)
RESTAURANT SALES.................................     $320,755       $293,684       $797,668        $750,371
RESTAURANT COSTS:
  Food...........................................       99,838         94,486        246,789         237,157
  Labor..........................................      100,527         95,153        250,342         241,062
  Direct and occupancy...........................       71,819         69,239        180,028         174,209
                                                      --------       --------       --------        --------
          Total restaurant costs.................      272,184        258,878        677,159         652,428
ADVERTISING EXPENSES.............................        8,721          6,726         19,915          20,778
GENERAL AND ADMINISTRATIVE EXPENSES..............       15,980         13,682         39,734          35,208
LOSS ON SALE AND LEASEBACK TRANSACTION...........           --             --             --           5,434
GOODWILL AMORTIZATION............................           --             --          4,967              --
                                                      --------       --------       --------        --------
OPERATING INCOME.................................       23,870         14,398         55,893          36,523
INTEREST EXPENSE.................................       10,569         12,339         29,142          32,231
INTEREST INCOME..................................         (180)           (77)          (609)           (308)
OTHER INCOME.....................................         (343)          (320)          (890)           (913)
                                                      --------       --------       --------        --------
INCOME BEFORE INCOME TAXES.......................       13,824          2,456         28,250           5,513
INCOME TAX EXPENSE...............................        5,406            748         13,007           1,427
                                                      --------       --------       --------        --------
          Net income.............................     $  8,418       $  1,708       $ 15,243        $  4,086
                                                      ========       ========       ========        ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         BUFFETS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FORTY WEEKS ENDED
                                                      --------------------------
                                                        APRIL 24,       APRIL 9,
                                                         2002            2003
                                                      -----------     ----------
                                                                (UNAUDITED)
                                                              (IN THOUSANDS)

OPERATING ACTIVITIES:
  Net income.........................................   $ 15,243       $  4,086
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization...................     37,399         28,890
     Amortization of debt issuance cost..............      2,864          1,526
     Deferred income taxes...........................       (886)         1,000
     Accretion of original issue discount............        595            568
     Deferred interest...............................        991             --
     Loss on disposal of assets......................        244            582
     Loss on sale and leaseback transaction..........         --          5,434
     Changes in assets and liabilities:
       Receivables...................................     (4,552)         2,265
       Inventories...................................        579            147
       Prepaid expenses and other current assets.....       (229)         2,160
       Due from parent...............................        (14)             6
       Accounts payable..............................        177          7,757
       Accrued and other liabilities.................      6,145        (10,894)
       Income taxes payable..........................      2,583            (97)
                                                        --------       --------
          Net cash provided by operating activities..     61,139         43,430
                                                        --------       --------
INVESTING ACTIVITIES:
  Proceeds from sale and leaseback transaction.......     41,356         22,580
  Purchase of fixed assets...........................    (25,969)       (20,828)
  Proceeds from sale of other assets.................      1,651            747
  Purchase of other assets...........................       (970)          (233)
                                                        --------       --------
          Net cash provided by investing activities..     16,068          2,266
                                                        --------       --------
FINANCING ACTIVITIES:
  Repayment of debt..................................    (78,556)       (41,716)
  Debt issuance costs................................       (823)        (3,079)
                                                        --------       --------
          Net cash used in financing activities......    (79,379)       (44,795)
                                                        --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS..............     (2,172)           901
CASH AND CASH EQUIVALENTS, beginning of period.......     16,066          8,304
                                                        --------       --------
CASH AND CASH EQUIVALENTS, end of period.............   $ 13,894       $  9,205
                                                        ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for--
     Interest (net of capitalized interest
       of $230 and $247).............................   $ 23,110       $ 24,296
                                                        ========       ========
     Income taxes....................................   $ 11,270       $  1,216
                                                        ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         BUFFETS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  NATURE OF ORGANIZATION

DESCRIPTION OF BUSINESS

    The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Original Roadhouse Grill, Granny's Buffet, Country Roadhouse Buffet & Grill, Tahoe Joe's Famous Steakhouse, and Soup 'N Salad Unlimited in the United States. The Company operates principally in the midscale family dining industry segment. The Company operated 385 Company-owned restaurants (364 buffet restaurants, 13 Original Roadhouse Grill restaurants and eight Tahoe Joe's Famous Steakhouse Restaurants) and franchised 23 restaurants as of April 9, 2003.

INTERIM FINANCIAL INFORMATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the forty weeks ended April 9, 2003 are not necessarily indicative of results that may be expected for the year ending July 2, 2003.

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

2.  RECENT ACCOUNTING PRONOUNCEMENT

    In July, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that the liability for a cost associated with an exit or disposal activity be recognized when incurred, rather than when a company commits to an exit plan as was previously required. The Company adopted SFAS No. 146 on January 1, 2003. Its adoption did not have a material impact on the Company's results of operations or financial position.

3.  GOODWILL

    Goodwill, a result of a buyout from public shareholders on October 2, 2000, represents the excess of cost over net assets acquired. Goodwill was amortized on a straight-line basis over 30 years until we adopted SFAS No. 142, "Goodwill and Other Intangible Assets", on January 3, 2002. Goodwill is no longer amortized, but is reviewed for impairment annually, or when events or changes in circumstances indicate that goodwill may not be recoverable.

    The effect of SFAS No. 142 on the results of operations was as follows (in thousands):

                                  FOR THE 16    FOR THE 16     FOR THE 40    FOR THE 40
                                  WEEKS ENDED   WEEKS ENDED    WEEKS ENDED   WEEKS ENDED
                                   APRIL 24,      APRIL 9,      APRIL 24,      APRIL 9,
                                     2002          2003           2002          2003
                                  -----------   -----------    -----------   -----------
Reported net income.........       $ 8,418        $1,708        $15,243        $4,086
Add: goodwill amortization..            --            --          4,967            --
Add: liquor license                     --            --             13            --
 amortization...............       -------        ------        -------        ------
     Adjusted net income....       $ 8,418        $1,708        $20,223        $4,086
                                   =======        ======        =======        ======

Based on the Company's initial and annual impairment assessments at January 3, 2002 and July 3, 2002, the fair value of its goodwill exceeded the carrying amount at those dates and as a result no goodwill impairment charges were recorded for any of the periods presented.

4.  OTHER ASSETS

    Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $0.1 million as of July 3, 2002 and $1.6 million as of April 9, 2003. Debt issuance costs are the costs incurred to enter into the senior credit agreement and issue the senior subordinated notes. Debt issuance costs are being amortized over the terms of the related financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are no longer amortized, as they were determined to have indefinite lives upon the adoption of SFAS No. 142. Notes receivable represent the long-term portion of notes that arose from the sale of certain restaurant facilities as well as a loan to an officer. The long-term and short-term notes receivable collectively totaled $0.8 million as of July 3, 2002 and $0.9 million as of April 9, 2003. The notes receivable have due dates between 2004 and 2010.

    The gross carrying amount and accumulated amortization of each major class of other intangible assets were as follows (in thousands):


                              FRANCHISE FEES               TRADEMARKS              LIQUOR LICENSES                 TOTAL
                          -----------------------    -----------------------   -----------------------    -----------------------
                            GROSS                      GROSS                     GROSS                      GROSS
                          CARRYING    ACCUMULATED    CARRYING    ACCUMULATED   CARRYING    ACCUMULATED    CARRYING    ACCUMULATED
                           AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION
                          --------   ------------    --------   ------------   --------   ------------    --------   ------------
BALANCE, July 3,
  2002.................     $ 69         $ (30)        $ 34         $ (14)      $ 457         $ (25)       $ 560         $ (69)
FY 2003 Activity:
  Other................       --            --           --           --          (14)           --          (14)          --
  Amortization.........       --           (11)          --            (5)         --            --            --          (16)
                            ----         ------        ----         -----       -----         -----         -----        -----
BALANCE, April 9,
  2003.................     $ 69         $ (41)        $ 34         $ (19)      $ 443         $ (25)       $ 546         $ (85)
                            ====         =====         ====         =====       =====         =====        =====         =====


5.  LONG-TERM DEBT

    As of April 9, 2003, long-term debt outstanding was as follows (in thousands):

     Credit facility:
       Revolver.........................................   $      --
       Term loan, interest at LIBOR plus 3.50%, due
          quarterly through June 28, 2009 (interest
          rate at 4.9%).................................     203,284
                                                           ---------
               Total credit facility....................     203,284
       Senior subordinated notes, interest at 11.25%,
          due July 15, 2010, net of discount of $8,125..     221,785
                                                           ---------
               Total long term debt.....................     425,069
       Less-- current maturities........................       2,048
                                                           ---------
                                                           $ 423,021
                                                           =========

CREDIT FACILITY

    On June 28, 2002, the Company entered into a senior credit facility (the Credit Facility) which provided for total borrowings of up to $295,000,000, including (i) a $245,000,000 term loan, (ii) a $30,000,000 revolving credit facility, of which up to $20,000,000 is available in the form of letters of credit, and (iii) a separate $20,000,000 letter of credit facility. The terms of the Credit Facility permit the Company to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The term loan matures on June 28, 2009, while the revolving facility and the letter of credit facility mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six years of the loan (beginning on September 30, 2002), with the remaining balance payable due in equal quarterly installments during the seventh year of the loan. The term loan is secured by substantially all of the Company's assets other than those of our Tahoe Joe's Inc. subsidiary. Buffets Holdings, Inc., the sole shareholder of the Company, has guaranteed the repayment of the Credit Facility. Pursuant to the Credit Facility's requirement, the Company purchased an interest rate cap with a notional value of $15,000,000 and a 5% LIBOR strike price that expires on June 30, 2004. The Credit
Facility requires the Company to maintain certain financial ratios including leverage, interest coverage and fixed charge coverage. The Company was in compliance with all covenants as of April 9, 2003.

    As of April 9, 2003, the Company had $27,116,360 in outstanding letters of credit, expiring through March 19, 2004. As of April 9, 2003, the total borrowing availability under the revolving credit facility was $21,000,000 and the total borrowing capacity under the letter of credit facility was $1,883,640.

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

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF APRIL 9, 2003

                                                         PARENT      SUBSIDIARY
                                                        COMPANY      GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                     -------------   ----------    ------------  ------------
                                                                         (IN THOUSANDS)

                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................   $     5,171    $    4,034     $       --      $  9,205
  Receivables.....................................        16,122       340,214       (349,777)        6,559
  Inventories.....................................           804        17,681             --        18,485
  Prepaid expenses and other current assets.......         3,877         4,049             --         7,926
  Deferred income taxes...........................        12,914         1,486             --        14,400
  Due from parent.................................             6            --             --             6
                                                     -----------    ----------     ----------      --------
     Total current assets.........................        38,894       367,464       (349,777)       56,581
PROPERTY AND EQUIPMENT, net.......................        11,080       154,644             --       165,724
GOODWILL, net.....................................        18,730       293,433             --       312,163
ASSETS HELD FOR SALE..............................            --        22,794             --        22,794
DEFERRED INCOME TAXES.............................         3,425            --             --         3,425
OTHER ASSETS, net.................................       411,757         5,833       (402,502)       15,088
                                                     -----------    ----------     ----------      --------
     Total assets.................................   $   483,886    $  844,168     $ (752,279)     $575,775
                                                     ===========    ==========     ==========      ========

                          LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable................................   $   391,322    $    2,480     $ (350,618)     $ 43,184
  Accrued liabilities.............................        48,295        32,126             --        80,421
  Income taxes payable............................         2,446            --            261         2,707
  Current maturities of long-term debt............           123         1,925             --         2,048
                                                     -----------    ----------     ----------      --------
     Total current liabilities....................       442,186        36,531       (350,357)      128,360
LONG-TERM DEBT, net of current maturities.........        25,381       662,640       (265,000)      423,021
DEFERRED LEASE OBLIGATIONS........................           434        18,951             --        19,385
OTHER LONG-TERM LIABILITIES.......................         3,754         3,239            715         7,708
                                                     -----------    ----------     ----------      --------
     Total liabilities............................       471,755       721,361       (614,642)      578,474
                                                     -----------    ----------     ----------      --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY (DEFICIT)
  Common stock....................................            --            --             --            --
  Additional paid in capital......................        82,311       199,044       (281,355)           --
  Accumulated deficit.............................       (70,180)      (76,237)       143,718        (2,699)
                                                     -----------    ----------     ----------      --------
     Total shareholder's equity (deficit).........        12,131       122,807       (137,637)       (2,699)
                                                     -----------    ----------     ----------      --------
     Total liabilities and shareholder's equity
       (deficit)..................................   $   483,886    $  844,168     $ (752,279)     $575,775
                                                     ===========    ==========     ==========      ========

                    CONDENSED CONSOLIDATING INCOME STATEMENT
                   FOR THE SIXTEEN WEEKS ENDED APRIL 24, 2002

                                                 PARENT     SUBSIDIARY
                                                 COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                 -------    ----------   ------------   ------------
                                                                 (IN THOUSANDS)
RESTAURANT SALES............................     $12,300      $308,455        $ --        $320,755
RESTAURANT COSTS:
  Food......................................       4,083        95,755          --          99,838
  Labor.....................................       3,939        96,588          --         100,527
  Direct and occupancy......................       1,545        70,274          --          71,819
                                                 -------      --------        ----        --------
     Total restaurant costs.................       9,567       262,617          --         272,184
ADVERTISING EXPENSES........................         335         8,386          --           8,721
GENERAL AND ADMINISTRATIVE EXPENSES.........         613        15,443         (76)         15,980
                                                 -------      --------        -----       --------
OPERATING INCOME............................       1,785        22,009          76          23,870
INTEREST EXPENSE............................         635         9,934          --          10,569
INTEREST INCOME.............................        (544)          364          --            (180)
OTHER INCOME................................        (109)         (234)         --            (343)
                                                 -------      --------        ----        --------
INCOME BEFORE INCOME TAXES..................       1,803        11,945          76          13,824
INCOME TAX EXPENSE..........................         705         4,671          30           5,406
                                                 -------      --------        ----        --------
     Net income.............................     $ 1,098      $  7,274        $ 46        $  8,418
                                                 =======      ========        ====        ========


                    CONDENSED CONSOLIDATING INCOME STATEMENT
                    FOR THE SIXTEEN WEEKS ENDED APRIL 9, 2003

                                                 PARENT     SUBSIDIARY
                                                 COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                 -------    ----------   ------------   ------------
                                                                 (IN THOUSANDS)
RESTAURANT SALES............................     $11,530      $282,154      $   --        $293,684
RESTAURANT COSTS:
  Food......................................       3,914        90,572          --          94,486
  Labor.....................................       3,783        91,370          --          95,153
  Direct and occupancy......................       1,637        67,602          --          69,239
                                                 -------      --------      ------        --------
     Total restaurant costs.................       9,334       249,544          --         258,878
ADVERTISING EXPENSES........................         263         6,463          --           6,726
GENERAL AND ADMINISTRATIVE EXPENSES.........         537        13,145          --          13,682
                                                 -------      --------      ------        --------
OPERATING INCOME............................       1,396        13,002          --          14,398
INTEREST EXPENSE............................         740        11,991        (392)         12,339
INTEREST INCOME.............................         (77)           --          --             (77)
OTHER INCOME................................        (320)           --          --            (320)
                                                 --------     --------      ------        --------
INCOME BEFORE INCOME TAXES..................       1,053         1,011         392           2,456
INCOME TAX EXPENSE..........................         285           312         151             748
                                                 -------      --------      ------        --------
     Net income.............................     $   768      $    699      $  241        $  1,708
                                                 =======      ========      ======        ========

                    CONDENSED CONSOLIDATING INCOME STATEMENT
                    FOR THE FORTY WEEKS ENDED APRIL 24, 2002

                                                  PARENT    SUBSIDIARY
                                                  COMPANY   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  -------   ----------   ------------   ------------
                                                                 (IN THOUSANDS)
RESTAURANT SALES............................     $31,091     $766,577         $ --        $797,668
RESTAURANT COSTS:
  Food......................................      10,322      236,467           --         246,789
  Labor.....................................       9,972      240,370           --         250,342
  Direct and occupancy......................       3,908      176,120           --         180,028
                                                 -------     --------         ----        --------
     Total restaurant costs.................      24,202      652,957           --         677,159
ADVERTISING EXPENSES........................         776       19,139           --          19,915
GENERAL AND ADMINISTRATIVE EXPENSES.........       1,549       38,376         (191)         39,734
GOODWILL AMORTIZATION.......................         298        4,669           --           4,967
                                                 -------     --------         ----        --------
OPERATING INCOME............................       4,266       51,436          191          55,893
INTEREST EXPENSE............................       1,749       27,393           --          29,142
INTEREST INCOME.............................        (973)         364           --            (609)
OTHER INCOME................................        (305)        (585)          --            (890)
                                                 -------     --------         ----        --------
INCOME BEFORE INCOME TAXES..................       3,795       24,264          191          28,250
INCOME TAX EXPENSE..........................       1,603       11,330           74          13,007
                                                 -------     --------         ----        --------
     Net income.............................     $ 2,192     $ 12,934         $117        $ 15,243
                                                 =======     ========         ====        ========


                    CONDENSED CONSOLIDATING INCOME STATEMENT
                     FOR THE FORTY WEEKS ENDED APRIL 9, 2003

                                                  PARENT    SUBSIDIARY
                                                  COMPANY   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  -------   ----------   ------------   ------------
                                                                 (IN THOUSANDS)
RESTAURANT SALES............................     $29,896     $720,475       $   --        $750,371
RESTAURANT COSTS:
  Food......................................       9,952      227,205           --         237,157
  Labor.....................................       9,631      231,431           --         241,062
  Direct and occupancy......................       3,991      170,218           --         174,209
                                                 -------     --------       ------        --------
     Total restaurant costs.................      23,574      628,854           --         652,428
ADVERTISING EXPENSES........................         828       19,950           --          20,778
GENERAL AND ADMINISTRATIVE EXPENSES.........       1,403       33,805           --          35,208
LOSS ON SALE AND LEASEBACK TRANSACTION......          --        5,434           --           5,434
                                                 -------     --------       ------        --------
OPERATING INCOME............................       4,091       32,432           --          36,523
INTEREST EXPENSE............................       1,934       31,078         (781)         32,231
INTEREST INCOME.............................        (308)          --           --            (308)
OTHER INCOME................................        (913)          --           --            (913)
                                                 --------    --------       ------        --------
INCOME BEFORE INCOME TAXES..................       3,378        1,354          781           5,513
INCOME TAX EXPENSE..........................         440          686          301           1,427
                                                 -------     --------       ------        --------
     Net income.............................     $ 2,938     $    668       $  480        $  4,086
                                                 =======     ========       ======        ========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FORTY WEEKS ENDED APRIL 24, 2002

                                                       PARENT    SUBSIDIARY
                                                       COMPANY   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       -------   ----------   ------------   ------------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income......................................     $ 2,192    $ 12,934      $  117        $ 15,243
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization................       2,254      35,145          --          37,399
     Amortization of debt issuance cost...........         172       2,692          --           2,864
     Deferred income taxes........................         (53)       (833)         --            (886)
     Accretion of original issue discount.........          36         559          --             595
     Deferred interest............................          59         932          --             991
     Loss on disposal of assets...................          --         244          --             244
     Changes in assets and liabilities:
       Receivables................................          --      (4,189)       (363)         (4,552)
       Inventories................................          13         566          --             579
       Prepaid expenses and other assets..........      (2,259)      2,030          --            (229)
       Due from parent............................         (14)         --          --             (14)
       Accounts payable...........................       2,178      (2,001)         --             177
       Accrued and other liabilities..............       7,582      (1,463)         26           6,145
       Income taxes payable.......................       1,045       1,509          29           2,583
                                                       -------    --------      ------        --------
          Net cash provided by operating
            activities............................      13,205      48,125        (191)         61,139
                                                       -------    --------      ------        --------
INVESTING ACTIVITIES:
  Proceeds from sale and leaseback transaction....          --      41,356          --          41,356
  Purchase of fixed assets........................      (6,737)    (19,232)         --         (25,969)
  Corporate cash advances (payments)..............     (11,396)     11,205         191              --
  Purchase of other assets........................          --       1,651          --           1,651
  Proceeds from sale of other assets..............          --        (970)         --            (970)
                                                       -------    --------      ------        --------
          Net cash provided by (used in)
            investing activities..................     (18,133)     34,010         191          16,068
                                                       -------    --------      ------        --------
FINANCING ACTIVITIES:
  Repayment of debt...............................      (4,713)    (73,843)         --         (78,556)
  Debt issuance costs.............................         (49)       (774)         --            (823)
                                                       -------    --------      ------        --------
          Net cash used in financing activities...      (4,762)    (74,617)         --         (79,379)
                                                       -------    --------      ------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS...........      (9,690)      7,518          --          (2,172)
CASH AND CASH EQUIVALENTS, beginning of period....      16,066          --          --          16,066
                                                       -------    --------      ------        --------
CASH AND CASH EQUIVALENTS, end of period..........     $ 6,376    $  7,518      $   --        $ 13,894
                                                       =======    ========      ======        ========

                                       13

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE FORTY WEEKS ENDED APRIL 9, 2003


                                                       PARENT    SUBSIDIARY
                                                       COMPANY   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       -------   ----------   ------------   ------------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income......................................     $ 2,938     $    668      $  480        $  4,086
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization................       2,669       26,221          --          28,890
     Amortization of debt issuance cost...........          92        1,434          --           1,526
     Deferred income taxes........................          60          940          --           1,000
     Accretion of original issue discount.........          34          534          --             568
     Loss on disposal of assets...................          --          582          --             582
     Loss on sale and leaseback transaction.......          --        5,434          --           5,434
     Changes in assets and liabilities:
       Receivables................................        (603)       3,705        (837)          2,265
       Inventories................................         (83)         230          --             147
       Prepaid expenses and other assets..........       1,561          599          --           2,160
       Due from parent............................           6           --          --               6
       Accounts payable...........................       7,520          237          --           7,757
       Accrued and other liabilities..............      (7,307)      (3,587)         --         (10,894)
       Income taxes payable.......................        (454)          --         357             (97)
                                                       -------     --------      ------        --------
          Net cash provided by operating
            activities............................       6,433       36,997          --          43,430
                                                       -------     --------      ------        --------
INVESTING ACTIVITIES:
  Proceeds from sale and leaseback transaction....          --       22,580          --          22,580
  Purchase of fixed assets........................      (1,501)     (19,327)         --         (20,828)
  Corporate cash advances (payments)..............       2,700       (2,700)         --              --
  Proceeds from sale of other assets..............          --          747          --             747
  Purchase of other assets........................          --         (233)         --            (233)
                                                       -------     --------      ------        --------
          Net cash provided by (used in)
            investing activities..................       1,199        1,067          --           2,266
                                                       -------     --------      ------        --------
FINANCING ACTIVITIES:
  Repayment of debt...............................      (2,503)     (39,213)         --         (41,716)
  Debt issuance costs.............................        (185)      (2,894)         --          (3,079)
                                                       -------     --------      ------        --------
          Net cash used in financing activities...      (2,688)     (42,107)         --         (44,795)
                                                       -------     --------      ------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS...........       4,944       (4,043)         --             901
CASH AND CASH EQUIVALENTS, beginning of period....         227        8,077          --           8,304
                                                       -------     --------      ------        --------
CASH AND CASH EQUIVALENTS, end of period..........     $ 5,171     $  4,034      $   --        $  9,205
                                                       =======     ========      ======        ========

                                       14

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

GENERAL

    Our restaurants are principally operated as Old Country Buffet and HomeTown Buffet. As of April 9, 2003, we operated 385 company-owned restaurant locations and franchised 23 locations in a combined total of 38 states.

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

    The following is a description of the line items from our income statements:

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

    o Goodwill amortization reflects the amortization of the excess of cost over fair market value of assets through January 2, 2002 and was being recognized on a straight-line basis, over a 30-year life.

    o Interest expense reflects interest costs incurred plus amortization of debt issuance costs and accretion of original issuance discount on our notes.

    o   Interest income reflects interest earned on our short-term investments.

    o Other income primarily reflects franchise fees earned, less minority interest associated with our Tahoe Joe's Inc. subsidiary.

    o Provision for income taxes reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

RECOVERABILITY OF LONG-LIVED ASSETS

    Management periodically evaluates long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. Management evaluates groups of assets together at the individual restaurant level, which is considered to be the lowest level for which there are identifiable cash flows. A specific restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly relating to that restaurant, including disposal value, if any, is less than the carrying amount of that restaurant. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Management determines fair value based on quoted market prices in active markets, if available. If quoted market prices are not available, management estimates the fair value of a restaurant based on either the best external information available, including prices for similar assets, or the results of valuation techniques, such as discounted estimated future cash flows, as if the decision to continue to use the impaired restaurant was a new investment decision. Considerable management judgment is necessary to estimate the fair value of a restaurant. Accordingly, actual results could vary significantly from such estimates. We expensed approximately $0.3 million during the 16 weeks ended April 9, 2003 and approximately $1.4 million during the 40 weeks ended April 9, 2003 relating to the impairment of long-lived assets associated with 1 and 14 restaurants, respectively. This amount was partially offset by an approximate $0.8 million reduction in lease obligation accrual assumptions in accrued store closing costs, based on the Company receiving greater than planned sublease and other cash receipts. In addition, we also recognized approximately $5.4 million in impairments on 15 restaurants as part of the loss on the sale and leaseback transaction completed on December 11, 2002.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of our acquisition cost over the fair market value of the net assets acquired. We amortized that goodwill on a straight-line basis over a 30-year life through the end of the fiscal year ended January 2, 2002. However, on January 3, 2002, we began applying the new rules on accounting for goodwill and other intangible assets issued by the Financial Accounting Standards Board in SFAS No. 142 "Goodwill and Other Intangible Assets." As a result of the application of these new rules, amortization of goodwill was reduced by approximately $5.0 million for the 40-week period ended April 9, 2003, because intangible assets with indefinite lives, such as goodwill, are no longer amortized. There were no impairments to goodwill and other intangible assets identified for the 16-week and 40-week periods ended April 9, 2003.

RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION REFLECTS OUR HISTORICAL RESULTS FOR THE 16-WEEK AND 40-WEEK PERIODS ENDED APRIL 9, 2003 AND APRIL 24, 2002.

    OUR FUTURE RESULTS MAY NOT BE CONSISTENT WITH OUR HISTORICAL RESULTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

FOR THE 16 WEEKS ENDED APRIL 9, 2003 COMPARED TO THE 16 WEEKS ENDED APRIL 24,
2002

    The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:



                                          16 WEEKS ENDED        16 WEEKS ENDED
                                          APRIL 24, 2002        APRIL 9, 2003
                                       ---------------------  ------------------
                                                (DOLLARS IN THOUSANDS)
Restaurant sales.....................  $ 320,755    100.0%    $ 293,684   100.0%
Restaurant costs.....................    272,184     84.9       258,878    88.1
Advertising expenses.................      8,721      2.7         6,726     2.3
General and administrative expenses..     15,980      5.0        13,682     4.7
                                       ---------              ---------
Operating income.....................     23,870      7.4        14,398     4.9
Interest expense.....................     10,569      3.3        12,339     4.2
Interest income......................       (180)    (0.1)          (77)     --
Other income.........................       (343)    (0.1)         (320)   (0.1)
                                       ---------              ---------
Income before income taxes...........     13,824      4.3         2,456     0.8
Income tax expense...................      5,406      1.7           748     0.2
                                       ---------              ---------
  Net income.........................  $   8,418      2.6     $   1,708     0.6
                                       =========              =========

    RESTAURANT SALES. Restaurant sales for the 16 weeks ended April 9, 2003 decreased $27.1 million, or 8.4%, compared with the 16 weeks ended April 24, 2002. The decline in sales for the quarter ended April 9, 2003 was primarily attributable to a decline in same store sales of 6.4%. This same store sales decline reflected a 1.4% increase in pricing and a 7.8% decline in guest traffic. Guest traffic was adversely impacted by severe winter weather in December, January and February, the Iraqi War and an Easter calendar shift. Easter was celebrated in March in the comparable quarter in the prior year, but occurs in the fourth quarter in this fiscal year. Additionally, operating weeks were down in the most recent quarter by approximately 3.2% compared to the comparable quarter in the prior year, primarily due to the closure of 18 under-performing units over the past 12 months. The impact of these closures was partially offset by the opening of five units over the past 12 months. Average weekly sales per unit of $47,645 for the quarter ended April 9, 2003 decreased by 5.5% as compared to average weekly sales per unit during the comparable quarter in the prior year.

    RESTAURANT COSTS. Restaurant costs for the third quarter of fiscal 2003 increased by 3.2% as a percentage of sales compared with the comparable prior year period. Food cost increased 1.1% as a percentage of sales primarily due to increases associated with the roll-out of select "value-added" foods partially prepared for us by our vendors according to our unique specifications, as well as non-recurring food rebates recognized in the comparable quarter of the prior year. Labor costs were 1.1% higher as a percentage of sales than those experienced in the comparable quarter in the prior year, primarily due to lost sales leverage on the predominantly fixed components of management salaries and benefits, as well as increased workers' compensation costs. Direct and occupancy costs increased by 1.0% measured as a percentage of sales versus the comparable quarter in the prior year. The increase was primarily attributable to an increase in natural gas costs due to the unusually cold weather coupled with significant rate increases, an increase in maintenance-related expenditures and fixed cost leverage issues attributable to reasonably fixed costs on a declining sales base.

    ADVERTISING EXPENSES. Advertising costs decreased 0.4% as a percentage of sales for the third quarter of fiscal 2003 versus the comparable quarter in the prior year. A large portion of the decline was due to our decision to suspend advertising at the onset of the Iraqi War for a period of three weeks, combined with a decision to eliminate television advertising in select markets where there was not a suitable return on investment. Approximately 63% of our buffet restaurants received television-advertising support in the third quarter of 2003. Same store sales among units receiving television-advertising support trended approximately two percentage points better than units not receiving television-advertising support.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 0.3% as a percentage of sales during the third quarter of 2003 when compared to the 16 weeks ended April 24, 2002. This reduction was largely due to reduced bonus expense and a workforce reduction of approximately 50 non-store employees accomplished largely through attrition.

    INTEREST EXPENSE. Interest expense increased 0.9% as a percentage of sales during the third quarter of fiscal 2003 versus the comparable prior year period primarily due to higher weighted average outstanding debt balances.

    INTEREST INCOME. Interest income decreased 0.1% as a percentage of sales during the 16 weeks ended April 9, 2003 versus the comparable prior year period primarily due to lower weighted average outstanding cash and cash equivalent balances.

    OTHER INCOME. Other income was flat as a percentage of sales between the respective periods.

    INCOME TAXES. Income taxes decreased 1.5% as a percentage of sales for the 16 weeks ended April 9, 2003 compared to the 16 weeks ended April 24, 2002 principally due to a decrease in income before income taxes coupled with certain tax credits that resulted in an effective tax rate of 30.5% for the current quarter compared with 39.1% for the comparable prior year period.

FOR THE 40 WEEKS ENDED APRIL 9, 2003 COMPARED TO THE 40 WEEKS ENDED
APRIL 24, 2002

    The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:


                                         40 WEEKS ENDED          40 WEEKS ENDED
                                         APRIL 24, 2002          APRIL 9, 2003
                                       ---------------------  ------------------
                                                (DOLLARS IN THOUSANDS)
Restaurant sales.....................  $ 797,668    100.0%    $ 750,371   100.0%
Restaurant costs.....................    677,159     84.9       652,428    86.9
Advertising expenses.................     19,915      2.5        20,778     2.8
General and administrative expenses..     39,734      5.0        35,208     4.7
Loss on sale and leaseback
  transaction......................           --       --         5,434     0.7
Goodwill amortization..............        4,967      0.6            --      --
                                       ---------              ---------
Operating income...................       55,893      7.0        36,523     4.9
Interest expense...................       29,142      3.7        32,231     4.3
Interest income....................         (609)    (0.1)         (308)     --
Other income.......................         (890)    (0.1)         (913)   (0.1)
                                       ---------              ---------
Income before income taxes.........       28,250      3.5         5,513     0.7
Income tax expense.................       13,007      1.6         1,427     0.2
                                       ---------              ---------
  Net income.......................    $  15,243      1.9     $   4,086     0.5
                                       =========              =========

    RESTAURANT SALES. Restaurant sales for the 40 weeks ended April 9, 2003 decreased $47.3 million, or 5.9%, compared with the 40 weeks ended April 24, 2002. Most of the decline in sales was due to a 4.4% decrease in same-store sales. This decline in same-store sales was comprised of a 6.1% decline in guest counts, partially offset by a 1.7% increase in pricing. Additionally, operating weeks were down in the most recent year-to-date period by approximately 3.4% compared to the comparable prior year period. Average weekly sales per unit of $48,178 for the 40 weeks ended April 9, 2003 decreased by 2.6% as compared to average weekly sales per unit during the comparable prior year period.

    RESTAURANT COSTS. Restaurant costs for the 40 weeks ended April 9, 2003 increased by 2.0% as a percentage of sales compared with the comparable prior year period. Food cost increased 0.7% as a percentage of sales primarily due to non-recurring food rebates recognized during the 40 weeks ended April 24, 2002. Labor costs were 0.7% higher as a percentage of sales than those experienced in the comparable prior year period, primarily due to lost sales leverage on the predominantly fixed components of management salaries and benefits, as well as increases in workers' compensation costs. Direct and occupancy costs decreased approximately $5.8 million during the 40 weeks ended April 9, 2003, but were 0.6% higher as a percentage of sales than the prior year period. The increase was primarily attributable to fixed cost leverage issues attributable to reasonably fixed costs on a declining sales base, partially offset by approximately $1.2 million in net proceeds received as a partial settlement of an insurance claim.

    ADVERTISING EXPENSES. Advertising costs increased 0.3% as a percentage of sales for the 40 weeks ended April 9, 2003 versus the comparable prior year period primarily due to significantly heavier television advertising weights in a number of markets during the second quarter ended December 18, 2002.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 0.3% as a percentage of sales during the 40 weeks ended April 9, 2003 when compared to the 40 weeks ended April 24, 2002. This reduction was largely due to reduced bonus expense and lower professional fees.

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

    GOODWILL AMORTIZATION. Goodwill amortization expense decreased 0.6% as a percentage of sales during the 40 weeks ended April 9, 2003 versus the comparable prior year period due to the adoption on January 3, 2002 of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets," and its non-amortization provisions for goodwill.

    INTEREST EXPENSE. Interest expense increased 0.6% as a percentage of sales during the 40 weeks ended April 9, 2003 versus the comparable prior year period primarily due to higher weighted average outstanding debt balances.

    INTEREST INCOME. Interest income decreased 0.1% as a percentage of sales during the 40 weeks ended April 9, 2003 versus the comparable prior year period primarily due to lower weighted average outstanding cash and cash equivalent balances.

    OTHER INCOME. Other income was flat as a percentage of sales between the respective periods.

    INCOME TAXES. Income taxes decreased 1.4% as a percentage of sales for the 40 weeks ended April 9, 2003 compared to the 40 weeks ended April 24, 2002 principally due to a decrease in income before income taxes coupled with a decrease in non-deductible goodwill amortization associated with the buyout from public shareholders and certain tax credits that resulted in an effective tax rate of 25.9% for the 40 weeks ended April 9, 2003 compared with 46.0% for the comparable prior year period.

TRENDS AND UNCERTAINTIES

    The mid-scale sector of the restaurant business, of which we are a part, is highly competitive with respect to food quality, concept, location, price and service. We have experienced declining restaurant sales since June of last year, primarily in the form of a decline in guest traffic. We believe this decline is due in large part to the downturn in the economy and geo-political turmoil, which has caused a reduction in restaurant visits by our target customers. Additionally, price discounting by restaurants in the quick service restaurant and casual dining sectors have put further pressure on restaurants in the mid-scale sector. Our management is currently testing and introducing new food-offering programs in response to the decline in sales. However, we expect restaurant sales to continue to decline in the next quarter and believe that future sales strength in general and guest traffic in particular will be significantly influenced by general economic conditions.

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

    Net cash provided by operating activities was $43.4 million for the 40 weeks ended April 9, 2003 and $61.1 million for the 40 weeks ended April 24, 2002. Net cash provided by operating activities exceeded the net income for fiscal 2002 principally due to the effect of depreciation and amortization and an increase in accrued and other liabilities. Net cash provided by operating activities exceeded net income for fiscal 2003 primarily due to the effect of depreciation and amortization, an increase in accounts payable and a loss on the sale and leaseback transaction in fiscal 2003. Net cash provided by operating activities in fiscal 2003 was partially reduced by a $17 million payment of accrued redemption fees.

    Net cash provided by investment activities was $2.3 million for the 40 weeks ended April 9, 2003 and $16.1 million for the 40 weeks ended April 24, 2002. On December 11, 2002, we completed a sale and leaseback of our leasehold interests and our leasehold improvements with respect to 27 restaurants for net proceeds of $22.6 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial rent of approximately $3.2 million. The sales and leaseback transaction also resulted in a deferred gain of approximately $3.3 million. This deferred gain will be accreted over the life of the respective restaurant leases, ranging from 17 to 25 years. In December 2001, we committed to a sale and leaseback transaction with respect to 24 restaurant properties and completed the sale and leaseback of 23 such properties on December 28, 2001. That transaction generated net proceeds of $39.1 million, excluding $0.8 million in capitalized debt issuance costs. In February 2002, we completed the sale and leaseback with respect to the remaining restaurant property for additional net proceeds of approximately $2.3 million. Capital expenditures totaled $20.8 million for the 40 weeks ended April 9, 2003 and $26.0 million for the 40 weeks ended April 24, 2002.

    Net cash used in financing activities totaled $44.8 million for the 40 weeks ended April 9, 2003 and $79.4 million for the 40 weeks ended April 24, 2002. Financing activities consisted primarily of scheduled and accelerated repayments of debt.

    On June 28, 2002, we entered into new debt agreements to refinance our existing debt, make a distribution to our parent, Buffets Holdings, Inc., and repurchase our outstanding preferred stock warrants. We issued 11 1/4% senior subordinated notes in the principal amount of $230 million, net of a discount of $8.8 million, and borrowed $245 million under a $295 million senior credit facility.

      In connection with the redemption of our 14% senior subordinated notes and Buffets Holdings' 16% senior subordinated notes on June 28, 2002, we agreed to pay $18.0 million of redemption fees, of which $1.0 million was paid at closing out of the net proceeds of the offering of the initial notes and was accounted for as part of the transaction fees and expenses relating to the Refinancing Transactions. An additional $5.0 million of redemption fees was paid on each of September 30, 2002 and December 31, 2002. The final payment of $7.0 million was made on February 4, 2003. The redemption fees were included in accrued liabilities on our balance sheet until these periodic installment payments were paid from our cash flow generated from operations. The redemption fees were recognized as a loss related to refinancing in the 26-week transitional period ended July 3, 2002.

    As previously discussed, on June 28, 2002, we entered into a senior credit facility which provided for total borrowings of up to $295 million, including
(i) a $245 million term loan, (ii) a $30 million revolving credit facility, of which up to $20 million is available in the form of letters of credit, and (iii) a separate $20 million letter of credit facility. The terms of the senior credit facility permit us to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25 million. The Company has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston's prime rate, or the federal funds effective rate plus one-half of 1 percent. The term loan matures on June 28, 2009 while the revolving facility and the letter of credit facility mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six years of the loan (beginning on September 30, 2002), with the remaining balance payable due in equal quarterly installments during the seventh year of the loan. The term loan is secured by substantially all of our assets other than those of our Tahoe Joe's Inc. subsidiary. Buffets Holdings, Inc. has also guaranteed the repayment of the senior credit facility. The senior credit facility requires us to maintain certain financial ratios including leverage, interest coverage and fixed charge coverage. We were in compliance with all covenants as of April 9, 2003.

    As of April 9, 2003, we had approximately $27.1 million in outstanding letters of credit, which expire through March 19, 2004. As of April 9, 2003, the total borrowing availability under the revolving credit facility was $21 million and the total borrowing capacity under the letter of credit facility was approximately $1.9 million.

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

    We are currently considering the sale of our 13 Original Roadhouse Grill restaurants. On October 9, 2002, we entered into an exclusive purchase option arrangement with a prospective purchaser for the Original Roadhouse Grill restaurants. The prospective purchaser paid us $1 million in non-refundable fees to obtain exclusive purchase rights for those restaurants through March 14, 2003. In April, we agreed to a postponement of the sale until approximately June 25, 2003, in exchange for an additional $1 million non-refundable extension fee. The extension was granted in order for the prospective purchaser to obtain necessary landlord consents, liquor license transfers and to satisfy other precedents to closing.

    During fiscal 2003, we plan to open six buffet restaurants. We estimate that we will spend approximately $13 million in the aggregate on construction of new restaurants, principally for leasehold improvements. We anticipate spending $10 million in remodeling, relocation and improvement costs for existing facilities and an additional $2 million for corporate and system investments, including the implementation of a new human resources information system.

    We are not aware of any other event or trend that would potentially affect our capital requirements or liquidity. For the next twelve months, we believe that cash flow from operations, landlord contributions, credits received from trade suppliers and available borrowing capacity will be adequate to finance our development plans, on-going operations and debt service obligations.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    Our sales are seasonal, with a lower percentage of annual sales occurring in most of our current market areas during the winter months. Our restaurant sales may also be affected by unusual weather patterns, major world events or matters of public interest that compete for customers' attention. Generally, restaurant sales per unit are lower in the winter months, our third fiscal quarter ending in April of each year. The impact of these reduced average weekly sales will be mitigated in our future quarterly data presentations through the inclusion of 16 weeks in the quarter ending in late April of each year, compared to only 12 or 13 weeks in each of the other fiscal quarters.

NEW ACCOUNTING STANDARD

    In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. We adopted SFAS No. 146 on January 1, 2003. Its adoption did not have a material impact on our results of operations or financial position.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISKS. We have interest rate exposure relating to the variable portion of our long-term obligations. Our 11 1/4% senior subordinated notes are fixed and the interest rates on the term loans under our senior credit facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $1.8 million for the 40 weeks ended April 9, 2003. Our interest rate risk is mitigated, in part, by an interest rate cap purchased on November 25, 2002 with a notional value of $15 million and a 5% LIBOR strike price that expires on June 30, 2004.

    FOOD COMMODITY RISKS. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3% percent. Our average price increases in our buffet operations have been approximately 2% for the 40 weeks ended April 9, 2003. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.


ITEM 4.    CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

    CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.


Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

         (a)  Exhibits

              99.1  Certification of Kerry A. Kramp Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2  Certification of R. Michael Andrews, Jr. Pursuant to
                    18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              Buffets, Inc. filed no reports on Form 8-K in the quarter ended April 9, 2003.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BUFFETS, INC.



Date:  May 22, 2003                   By:    /s/ Kerry A. Kramp
                                            ------------------------------------
                                            Kerry A. Kramp
                                            Chief Executive Officer


                                      By:    /s/ R. Michael Andrews, Jr.
                                            ------------------------------------
                                            R. Michael Andrews, Jr.
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                                Officer)

                                  CERTIFICATION
                                  -------------


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

Date:  May 22, 2003


/s/ Kerry A. Kramp
-------------------------
Kerry A. Kramp
Chief Executive Officer

                                  CERTIFICATION
                                  -------------

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


Date: May 22, 2003


/s/ R. Michael Andrews, Jr.
---------------------------
R. Michael Andrews, Jr.
Chief Financial Officer