Form 10-K
period 2003-07-02
BUFFETS INC
filed 2003-09-30
CIK 750274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 2, 2003

                        Commission file number: 333-98301


                                  BUFFETS, INC.
             (Exact name of registrant as specified in its charter)



        Minnesota                                         41-1462294
-------------------------------                     -------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


     1460 Buffet Way
     Eagan, Minnesota                                        55121
-------------------------------                     -------------------------
  (Address of principal                                   (Zip Code)
     executive offices)

Registrant's telephone number, including area code:  (651) 994-8608
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

The number of shares of Buffets, Inc.'s common stock outstanding as of September 30, 2003 was 100.

                                TABLE OF CONTENTS

   ITEM                                                                  PAGE
   ----                                                                  ----
                                     PART I
    1.       Business                                                     1
    2.       Properties                                                   12
    3.       Legal Proceedings                                            15
    4.       Submission of Matters to a Vote of Security Holders          15
                                     PART II
    5.       Market for the Registrant's Common Stock and Related
             Stockholder Matters                                          15
    6.       Selected Financial Data                                      16
    7.       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          17
    7A.      Quantitative and Qualitative Disclosures About
             Market Risks                                                 30
    8.       Financial Statements and Supplementary Data                  32
    9.       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                          67
    9A.      Controls and Procedures                                      67
                                    PART III
    10.      Directors and Executive Officers of the Registrant           68
    11.      Executive Compensation                                       70
    12.      Security Ownership of Certain Beneficial Owners
             and Management                                               71
    13.      Certain Relationships and Related Transactions               72
                                     PART IV
    15.      Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                  74

                                     PART I

ITEM 1.  BUSINESS

OUR COMPANY

    We are one of the largest restaurant operators in the United States and a leader in the buffet/ cafeteria segment of the restaurant industry, as measured in both sales and number of restaurants. Our restaurants are principally operated under the names Old Country Buffet and HomeTown Buffet. As of July 2, 2003, we had 372 company-owned restaurants and 23 franchised locations in 38 states.

    We maintain a consistent level of food quality and service in all of our restaurants through uniform operational standards initiated at the corporate level. Freshness is maintained by preparing food in small batches of six to eight servings at a time, with preparations scheduled by monitoring current customer traffic and applying our food production forecasting model. Our buffet restaurants utilize uniform menus, recipes and ingredient specifications, except for minor differences relating to regional preferences. We offer approximately 100 menu items at each meal, including entrees, soups, salads, fresh vegetables, non-alcoholic beverages and desserts. Typical entrees include chicken, carved roast beef, ham, shrimp, fish and casseroles.

    Our buffet restaurants use an all-inclusive pricing strategy designed to provide dining value to our customers. As of July 2, 2003, the meal price at our buffet restaurants for dinner ranged from $8.19 to $9.59 and for lunch from $6.19 to $6.99, with discounts offered to senior citizens and children. The average guest check in our buffet restaurants for fiscal 2003 was $6.82. In order to further enhance our guests' dining experience, we have focused on providing a level of customer service designed to supplement the self-service buffet format, including such features as limited table-side service and our scatter bar format.

    Our buffet restaurants average approximately 9,900 square feet in size and can generally seat between 225 and 400 people. On average, our buffet restaurants served approximately 7,050 customers per week in fiscal 2003. While we attract a broad variety of customers, including singles, families and senior citizens, our customer surveys indicate that approximately two-thirds of our guests are married and over half are between the ages of 25 and 54 years old (the largest segment of the population within the United States).

    We have a national footprint of restaurant locations, which are strategically concentrated in particular regions to maximize penetration within those markets and achieve operating and advertising synergies. For example, our television advertising program in 38 designated market areas provided media coverage for 63% of our buffet restaurants in fiscal 2003. In addition, our restaurants are located in high customer traffic venues and include both freestanding units and units located in strip shopping centers and malls. As of July 2, 2003, 68% of our restaurants were located in strip shopping centers or malls and 32% were freestanding units.

OUR BACKGROUND

    We were founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet. In October 1985, Buffets successfully completed an initial public offering with seven restaurants, and by 1988 had 47 company-owned units and nine franchised units. In September 1996, Buffets merged with Hometown Buffets, Inc., a similar publicly-held scatter-bar, buffet-style restaurant company established and developed by one of our co-founders. The merger provided us with additional management expertise and depth, and increased purchasing power and marketing efficiencies. The merger also added 80 company-owned restaurants in 11 states and 19 franchised restaurants in eight states, bringing the total number of restaurants to 346 company-owned restaurants and 24 franchised restaurants in 36 states at December 31, 1996.

    On October 2, 2000, Buffets Holdings, Inc. (Buffets Holdings), a company organized by Caxton-Iseman Capital, Inc., acquired Buffets in a buyout from public shareholders. Caxton-Iseman Investments L.P. and other investors, including members of management, made an equity investment in Buffets Holdings and became the beneficial owners of 100% of the common stock of Buffets.

RESTAURANT OPERATIONS AND CONTROLS

    In order to maintain a consistently high level of food quality and service in all of our restaurants, we have established uniform operational standards. These standards are implemented and enforced by the managers of each restaurant. We require all restaurants to be operated in accordance with rigorous standards and specifications relating to the quality of ingredients, preparation of food, maintenance of premises and employee conduct.

    Each buffet restaurant typically employs a Senior General Manager or General Manager, Kitchen Manager, Service Manager and one or two assistant managers. Each of our restaurant General Managers has primary responsibility for day-to-day operations in one of our restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of our policies and the restaurant's profitability. A portion of each general manager's and other restaurant managers' compensation depends directly on the restaurant's profitability. Bonuses are paid to buffet restaurant managers each period based on a formula percentage of controllable restaurant profit. Since 1997, we have had an annual Founders Club program, rewarding managers with, for example, trips or cars when they exceed specified operating benchmarks. Additionally, the "PRIDE" bonus program, begun in 1997, provides financial incentives to eligible General Managers making a three-year service commitment in a single restaurant. We believe that our compensation policies have been important in attracting, motivating and retaining qualified operating personnel.

    Each buffet restaurant general manager reports to an Area Manager or a District Representative, each of whom in turn reports to a Regional Vice President. Each Regional Vice President reports to one of two Vice Presidents of Operations, who in turn report to our Chief Executive Officer. Our Tahoe Joe's Famous Steakhouse restaurants, and some test efforts, are supervised by Division Heads reporting directly to our Chief Executive Officer.

    We maintain centralized financial and accounting controls for all of our restaurants. On a daily basis, restaurant managers forward customer counts, sales, labor costs and deposit information to our headquarters. On a weekly basis, restaurant managers forward a summarized profit and loss statement, sales report, supplier invoices and payroll data.

MANAGEMENT TRAINING

    We have a series of training programs that are designed to provide managers with the appropriate knowledge and skills necessary to be successful in their current positions. All new restaurant managers hired from outside our organization and hourly employees considered for promotion to restaurant management are required to complete nine days of classroom training at our corporate headquarters in Eagan, Minnesota. After their initial instruction, new management candidates continue their training for four weeks in one of our certified training restaurants. The information covered in manager training includes basic management skills, food production, labor management, operating programs and human resource management.

    Advancement is tied to both current operational performance and training. Individuals designated for promotion to the position of General Manager attend a specialized eight-day training program conducted at our corporate headquarters. This program focuses on advanced management skills with emphasis on team building and performance accountability.

    In addition to these programs, we conduct a variety of field training efforts for store management covering topics such as new product procedures, food safety and management development.

RESEARCH AND DEVELOPMENT, MENU SELECTION AND PURCHASING

    The processes of developing new food offerings and establishing standard recipes and product specifications are handled on an interdisciplinary team basis at our headquarters. Specialists drawn from the Research and Development, Marketing, Operations and Purchasing Departments lead this effort. Before new items are introduced or existing products are modified, a program of testing within limited markets is undertaken to assess customer acceptance and operational feasibility. Food quality is maintained through centralized supplier coordination suppliers and frequent restaurant visits by Area Directors, District Representatives and other management personnel.

    New product activity includes an ongoing roll-out of new items to keep the guest experience fresh. Additionally, we have periodic theme promotions, wherein a specific cuisine, such as Italian, Asian, Seafood or Mexican, is highlighted on a given night. Each spring and fall, a seasonal menu is introduced to provide variety and more seasonally appropriate food. Furthermore, although most of the menu is similar for all buffet restaurants, individual restaurants have the option to customize a portion of the menu to satisfy local preferences.

    Headquarters personnel negotiate major product purchases directly with manufacturers on behalf of all of our restaurants for food, beverage and supply purchasing, including quality specifications, delivery schedules and pricing and payment terms. Each restaurant manager places orders for inventories and supplies with, and receives shipments directly from, distributors and local suppliers approved by us. Restaurant managers approve all invoices before forwarding them to our headquarters for payment. To date, we have not experienced any material difficulties in obtaining food and beverage inventories or restaurant supplies.

 FRANCHISING AND JOINT VENTURES

    We currently franchise 23 buffet restaurants under the Old Country Buffet and HomeTown Buffet names. Franchisees must operate their restaurants in compliance with our operating and recipe manuals. Franchisees are not required to purchase food products or other supplies through us or our suppliers. Each franchised restaurant is required at all times to have a designated Manager and Assistant Manager who have completed the required manager training program.

    During 1998, we entered into a joint venture, Tahoe Joe's Inc., which owned and operated our Tahoe Joe's Famous Steakhouses. During August 2003, subsequent to our fiscal 2003 year-end, we exercised our call option to acquire the remaining 20% interest in Tahoe Joe's Inc. from the minority holder for $370,000. At present, we are not actively seeking to enter into additional joint ventures. We may, however, continue to utilize joint ventures from time to time to test new restaurant concepts.

ADVERTISING AND PROMOTION

    We market our buffet restaurants through a two-tiered marketing approach including mass media advertising and community based marketing. Mass media advertising, predominantly television, is used when we can receive a profitable return on expenditures. Our mass media mix includes television advertisements and the limited use of print advertisements, radio advertisements and tour bus marketing. Approximately 63% of our buffet restaurants are in markets supported by television advertisements.

    Community based marketing is the responsibility of each individual store. Our local marketing efforts are designed to build relationships with the community. Most restaurants employ a dedicated community marketing representative who participates in an array of local events. Our community representatives participated in more than 16,000 local events nationwide in fiscal 2003, reaching over six million people.

COMPETITION

    The food service industry is highly competitive. Menu, price, service, convenience, location and ambiance are all important competitive factors. The relative importance of many such factors varies among different segments of the consuming public. By providing a wide variety of food and beverages at reasonable prices in an attractive and informal environment, we seek to appeal to a broad range of value-oriented consumers. We believe that our primary competitors in this industry segment are other buffet and cafeteria restaurants, as well as traditional family and casual dining restaurants with full menus and table service. Secondary competition arises from many other sources, including home meal replacement and fast food. We believe that our success to date has been due to our particular approach combining pleasant ambiance, high food quality, wide menu breadth, cleanliness, reasonable prices, and satisfactory levels of service and convenience.

REGULATION

    Each of our restaurants is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies of the respective states and municipalities in which they are located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time or third-party litigation, any of which could have a material adverse effect on us and our results of operations. Additionally, our restaurants must be constructed to meet federal, state and local building and zoning requirements.

    We are also subject to laws and regulations governing our relationships with employees, including minimum wage requirements, overtime, reporting of tip income, work and safety conditions and regulations governing employment. Because a significant number of our employees are paid at rates tied to the federal minimum wage, an increase in such minimum wage would increase our labor costs. An increase in the federal minimum wage , state-specific minimum wages, or employee benefits costs could have a material adverse effect on us and our results of operations.

    Additionally, our operations are regulated pursuant to state and local sanitation and public health laws. Operating restaurants utilize electricity and natural gas, which are subject to various federal and state regulations concerning the allocation and pricing of energy. Our operating costs have been and will continue to be affected by increases in the cost of energy. These energy costs have undergone large cyclical swings in recent years and have had a disproportionate impact in our most favorable markets.

    Each of our Tahoe Joe's Famous Steakhouse restaurants is further subject to licensing and regulation by a number of governmental authorities, including alcoholic beverage control agencies, in the state, county and municipality in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Alcoholic beverage control regulations require restaurants to apply to a state authority and, in some locations, to county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of a restaurant's operations, including the minimum age of patrons and employees, the hours of operation, advertising, and the wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

    In California, we may be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.

ENVIRONMENTAL MATTERS

    Our operations are also subject to federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water. Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on or in such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although we are not aware of any material environmental conditions on our properties that require remediation under federal, state or local law, we have not conducted a comprehensive environmental review of our properties or operations. No assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities would not have a material adverse effect on our financial condition.

EMPLOYEES

    As of July 2, 2003, we had approximately 23,000 employees. Except for approximately 350 corporate employees who primarily worked at our corporate headquarters, our employees worked at our 372 company-owned restaurants. Generally, each buffet restaurant operates with three to five salaried managers and assistant managers and approximately 56 hourly employees. Our employees are not unionized. We have never experienced any significant work stoppages and believe that our employee relations are good.

    Our average wage costs have been reasonably stable for the past two fiscal years largely due to macro-economic conditions. Historically, in times of increasing average wage costs, we have been able to offset wage cost increases through increased efficiencies in operations and, as necessary, through retail price increases. There can be no assurance that we will continue to be able to offset wage cost increases in the future.

RISK FACTORS/FORWARD-LOOKING STATEMENTS

    This report, together with the Company's other ongoing securities filings, press releases, conference calls and discussions with securities analysts and other communications contains certain forward-looking statements that involve risks and uncertainties. These statements relate to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the Company using words such as "expects," "anticipates," "intends," "plans" and similar expressions. The Company's actual results could differ materially from those disclosed in these statements, due to various factors, including the following risk factors. The Company assumes no obligation to publicly release the results of any revision or updates to forward-looking statements or these risk factors to reflect future events or unanticipated occurrences.

OUR CORE BUFFETS RESTAURANTS ARE A MATURING RESTAURANT CONCEPT AND ACCORDINGLY EXPOSE US TO VARIOUS VULNERABILITIES, INCLUDING CONSUMER PREFERENCES.

    We have been operating our core buffet restaurant concept for 20 years, and our restaurant locations have a median age of approximately nine years. As a result, we are exposed to vulnerabilities associated with a mature concept. These include vulnerability to innovations by competitors, out-positioning in markets where the demographics have shifted since the original openings, changes in consumer preferences, sales declines in the event we ever suspend or reduce our marketing and higher capital requirements both for maintenance and repair as well as refurbishments. Additionally, factors such as traffic patterns and the type, number and location of competing restaurants may adversely affect the performance of individual restaurants. Adverse changes in any of these factors could reduce guest traffic or impose practical limits on pricing, which could harm our earnings, financial condition, operating results or cash flow.

A SUSTAINED OR FURTHER DOWNTURN IN THE ECONOMY COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS AND FINANCIAL CONDITION.

    Sales in the casual dining sector are affected by general economic conditions. Our profits are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which our restaurants are located. We have experienced a decline in sales over the last several periods due to the downturn of the economy on both a national and local scale. Should this economic downturn continue or worsen, we may continue to experience a decline in our sales, which would have an adverse affect on our business.

WE FACE INTENSE COMPETITION IN THE RESTAURANT INDUSTRY.

    We operate in a highly competitive industry. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond a particular restaurant management's control, including changes in the public's taste and eating habits, population and traffic patterns and economic conditions. Our restaurants compete with a large number of other restaurants, including national and regional restaurant chains and franchised restaurant operations, as well as locally-owned, independent restaurants. Many of our competitors have greater financial resources than we have. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, new competitors may emerge at any time. Competitive pressures may have the effect of limiting our ability to increase prices, with consequent pressure on operating earnings. This environment makes it more difficult for us to continue to provide high service levels while maintaining our reputation for superior value without adversely affecting operating margins. We cannot assure you that we will be able to compete successfully against our competitors in the future or that competition will not have a material adverse effect on our operations.

    In addition, we are required to respond to various consumer preferences, tastes and eating habits; demographic trends and traffic patterns; increases in food and labor costs; and national, regional and local economic conditions. In addition to other restaurants in the casual dining and mid-scale industries, our competitors include restaurants in the quick-service industry. In the past, several quick-service restaurant companies have experienced flat growth rates and declines in average sales per restaurant, in response to which some of these companies have adopted "discount-pricing" strategies. These strategies could have the effect of drawing customers away from companies, such as ours, that do not engage in discount pricing and could also negatively impact the operating margins of competitors that do attempt to match competitors' price reductions.

Continuing or sustained price discounting in the fast food industry may adversely affect the revenues and profitability of our restaurants.

WE MAY NOT BE ABLE TO OPEN NEW RESTAURANTS PROFITABLY ACCORDING TO OUR PLANS, WHICH COULD NEGATIVELY AFFECT OUR GROWTH STRATEGY.

    We have historically added, and plan to continue to add, new restaurants each year either through new construction, acquisition or both. We have traditionally used cash flow from operations as the primary funding for restaurant additions. We cannot guarantee that this source of capital will be sufficient to attain the desired development levels if adverse changes occur affecting our revenues, profitability or cash flow from operations. In addition, our recent focus on developing freestanding locations rather than mall locations has reduced the frequency and amount of landlord contributions towards construction costs. This reduction, when coupled with the inherently higher cost structure of freestanding construction, increases our capital requirements for development. Other variables that affect our restaurant development include:

    o competition for restaurant sites,

    o whether we will be able to identify suitable locations with acceptable land covenants and signage restrictions at acceptable cost or at all,

    o when appropriate sites become available,

    o whether we will be able to negotiate acceptable leases or land purchases,

    o how quickly we can obtain required permits,

    o the availability of construction labor and materials, and

    o how quickly we can staff the new restaurants.

    These factors could make it difficult for us to open new restaurants in accordance with our schedule.

ANY NEW OPERATIONAL APPROACHES OR RESTAURANT CONCEPTS THAT WE LAUNCH IN THE FUTURE MAY NOT BE SUCCESSFUL.

    As part of our research and development activities, we seek to enhance our food offerings, food preparation systems and general service delivery of our existing restaurant concepts. These developments may not be well received by our customers and may adversely affect our restaurant sales. In addition, from time to time, we launch new restaurant concepts on our own or through acquisitions or joint ventures. During the early period of a new restaurant concept's life, it is often unclear whether it will turn into a major expansion vehicle or merely be a limited unit test of short duration. As a result, we may have difficulty in accurately assessing the long-term potential of a new restaurant concept's life. Similarly, our current capital-intensive tests involving the reimaging of existing restaurants may not yield the anticipated benefits or returns on investments.

WE ARE DEPENDENT ON ATTRACTING AND RETAINING QUALIFIED EMPLOYEES.

    We operate in the service sector and are therefore extremely dependent upon the availability of qualified restaurant personnel. Availability of staff varies widely from location to location. If restaurant management and staff turnover trends increase, we would suffer higher direct costs associated with recruiting and retaining replacement personnel. Moreover, we could suffer from significant indirect costs, including restaurant disruptions due to management changeover, increased above-store management staffing and potential delays in new store openings due to staff shortages. Competition for qualified employees exerts pressure on wages paid to attract qualified personnel, resulting in higher labor costs, together with greater expense to recruit and train them.

    The operation of buffet style restaurants is materially different from other restaurant concepts. Consequently, the retention of executive management familiar with our core buffet business is important to our continuing success. The departure of one or more key operations executives or the departure of multiple executives in a short time period could have an adverse impact on our business.

INCREASING LABOR COSTS COULD ADVERSELY AFFECT OUR PROFITABILITY.

    We are dependent upon an available labor pool of unskilled and semi-skilled employees, many of whom are hourly employees whose wages may be impacted by an increase in the federal or state minimum wage. Numerous proposals have been made at federal and state levels to increase minimum wage levels. An increase in the minimum wage may create pressure to increase the pay scale for our employees. A shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. The imposition of compulsory health care benefits, as being considered by the California legislature, could dramatically alter our cost of labor. Any increases in labor costs could have a material adverse effect on our results of operations and could decrease our profitability and cash available to service our debt obligations, if we were unable to recover these increases by raising the prices we charge our customers or realizing additional operational efficiencies.

WE ARE DEPENDENT ON TIMELY DELIVERY OF FRESH INGREDIENTS BY OUR SUPPLIERS.

    Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. We depend exclusively on third party distributors and suppliers for such deliveries. The number of distributors and suppliers capable of servicing our distribution needs has declined recently, reducing our bargaining leverage and increasing vulnerability to distributor interruptions. If our food quality declines due to the lack of, or lower quality of, our ingredients or due to interruptions in the flow of fresh ingredients and similar factors, customer traffic may decline and negatively affect our restaurants' results.

NEGATIVE PUBLICITY RELATING TO ONE OF OUR RESTAURANTS, INCLUDING OUR FRANCHISED RESTAURANTS, COULD REDUCE SALES AT SOME OR ALL OF OUR OTHER RESTAURANTS.

    We are, from time to time, faced with negative publicity relating to food quality, restaurant facilities, health inspection scores, employees relationships or other matters at one of our restaurants. Adverse publicity may negatively affect us, regardless of whether the allegations are valid or whether we are liable. In addition, the negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants. The risk of negative publicity is particularly great with respect to our 23 franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis. If a franchised restaurant fails to meet our franchise operating standards, our own restaurants could be adversely affected due to customer confusion or negative publicity. A similar risk exists with respect to totally unrelated food service businesses, if customers mistakenly associate such unrelated businesses with our own operations.

FOOD-BORNE ILLNESS INCIDENTS COULD REDUCE OUR RESTAURANT SALES.

     We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third party food processors makes it difficult to monitor food safety compliance and increases the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food borne illness incidents could be caused by third party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, such as Bovine Spongiform Encephalopathy, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our restaurants or a franchised restaurant could negatively affect our restaurant sales and conceivably have a national impact if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants.

WE ARE VULNERABLE TO INFLATION AND TO FLUCTUATIONS IN THE COST, AVAILABILITY AND QUALITY OF OUR INGREDIENTS.

    The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in weather, supply and demand and economic and political conditions could adversely affect the cost, availability and quality of our ingredients. We have no control over fluctuations in the price and availability of ingredients or variations in product specifications caused by these factors. Historically, when operating expenses increased due to inflation or increases in food costs, we recovered increased costs by increasing our menu prices. However, we may not be able to recover increased costs in the future because competition may limit or prohibit such future increases.

OUR RESTAURANT SALES ARE SUBJECT TO SEASONALITY AND MAJOR WORLD EVENTS.

    Our restaurant sales volume fluctuates seasonally. Overall, restaurant sales are generally higher in the summer months and lower in the winter months. Positive or negative trends in weather conditions can have a strong influence on our business. This effect is heightened because many of our restaurants are in geographic areas that experience extremes in weather, including severe winter conditions and tropical storm patterns. Additionally, major world events, including war, the Olympics and terrorist attacks may adversely affect our business. For example, our sales were down 3.1% in the two weeks immediately following the terrorist attacks of September 11, 2001.

WE COULD HAVE SPECIAL CHARGES IF SPECIFIC ASSETS ARE UNDER PERFORMING OR IF WE CONCLUDE THAT THERE IS A NEED TO CLOSE SPECIFIC RESTAURANTS.

    Impairment charges are required by accounting principles when an asset, such as a restaurant, performs so poorly that we determine that the estimated future cash flows will be insufficient to recover the asset's value as stated in our accounting records. We periodically review the operating results of individual restaurants to determine if impairment charges on under-performing assets are necessary. In addition, we expect that we will close some under-performing restaurants from time to time in the future. We will incur special charges relating to the closing of restaurants, including lease termination costs. Impairment charges and other special charges will reduce our profits.

WE FACE RISKS BECAUSE OF THE NUMBER OF RESTAURANTS THAT WE LEASE.

    Our success depends in part on our ability to secure leases in desired locations at rental rates we believe to be reasonable. We currently lease all of our restaurants located in strip shopping centers and malls and we lease the land for 117 of our freestanding restaurants. By December 2007, approximately 100 of our current leases will have expiring base lease terms and be subject to renewal consideration. Each lease agreement provides that the lessor may terminate the lease for a number of reasons, including our default in any payment of rent or taxes or our breach of any covenant or agreement in the lease. Termination of any of our leases could harm our results of operations and, as with a default under any of the Company's indebtedness, could have a material adverse impact on the Company's liquidity. Although we believe that we will be able to renew our existing leases, we can offer no assurances that we will succeed in obtaining extensions in the future at rental rates that we believe to be reasonable or at all. Moreover, if some locations should prove to be unprofitable, we could remain obligated for lease payments even if we decided to withdraw from those locations. See "Item 2 -- Properties."

WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATIONS.

    We are subject to extensive government regulation at a federal, state and local government level. These include, but are not limited to, regulations relating to the sale of food in all of our restaurants and of alcoholic beverages in our Tahoe Joe's Famous Steakhouse restaurants. We are required to obtain and maintain governmental licenses, permits and approvals. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new restaurants. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. This risk would be even higher if there were a major change in the licensing requirements affecting our types of restaurants.

    The Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Mandated modifications to our facilities in the future to make different accommodations for disabled persons could result in material unanticipated expense.

    Application of state "Dram Shop" statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person, to our operations, or liabilities otherwise associated with liquor service in our Tahoe Joe's Famous Steakhouse restaurants, could negatively affect our financial condition if not otherwise insured under our general liability insurance policy.

ADVERSE CHANGES IN EMPLOYMENT LAWS MAY AFFECT OUR BUSINESS.

    Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers' compensation rates and citizenship requirements. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow:

    o minimum wages,

    o mandated health benefits,

    o paid leaves of absence,

    o tax reporting, and

    o revisions in the tax payment requirements for employees who receive gratuities.

WE FACE RISKS ASSOCIATED WITH ENVIRONMENTAL LAWS.

    We are subject to federal, state and local laws, regulations and ordinances that:

    o govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and

    o impose liability for the costs of cleaning up, and damage resulting from, sites of past spills, disposals or other releases of hazardous materials.

    In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities resulting from lawsuits brought by private litigants, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. We cannot assure you that environmental conditions relating to our prior, existing or future restaurants or restaurant sites will not have a material adverse affect on us.

ANY NEGATIVE DEVELOPMENT RELATING TO OUR SELF-SERVICE FOOD SERVICE APPROACH WOULD HAVE A MATERIAL ADVERSE IMPACT ON OUR PRIMARY BUSINESS.

    Our buffet restaurants utilize a service format that is heavily dependent upon self-service by our customers. Food tampering by customers or other events affecting the self-service format could cause regulatory changes or changes in our business pattern or customer perception. Any development that would materially impede or prohibit our continued use of a self-service food service approach, or reduce the appeal of self-service to our guests, would have a material adverse impact on our primary business.

WE MAY NOT BE ABLE TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS.

    We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent imitation of our brands and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks and other proprietary rights. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. For example, because of the common law rights of such a pre-existing restaurant in portions of Colorado and Wyoming, our restaurants in those states use the name "Country Buffet." Future actions by third parties may diminish the strength of our restaurant concepts' trademarks and decrease our competitive strength and performance.

CAXTON-ISEMAN INVESTMENTS L.P. CONTROLS OUR COMPANY AND ITS INTERESTS MAY CONFLICT WITH YOURS.

    All of our outstanding shares of capital stock are held by Buffets Holdings. Through its ownership of 77.0% of the outstanding common stock of Buffets Holdings, Caxton-Iseman Investments L.P. controls, and will likely continue to exercise control over, our business by virtue of its voting power with respect to the election of Buffets Holdings' directors. Caxton-Iseman Investments L.P. may authorize actions that are not in your best interests, and, in general, its interests may not be fully aligned with yours.

ITEM 2.  PROPERTIES

RESTAURANT LOCATIONS

    Our restaurants are located in both urban and suburban areas in a variety of strip shopping centers, malls and freestanding buildings. We lease all of our restaurant locations located in strip shopping centers and malls. Of the 118 restaurants located in freestanding buildings, we own the building and land for one of the restaurants. The remaining 117 restaurants are operated in company-funded leasehold improvements located on leased land or in facilities where we lease both the underlying land and the leasehold improvements.

    Our leases are generally for 10- or 15-year terms, with two to four options exercisable at our discretion to renew for a period of five years each. The leases provide for rent to be paid on a monthly basis.

    As of July 2, 2003, we and our franchisees operated 395 locations as follows:


                                NUMBER OF        NUMBER OF
                             COMPANY-OPERATED    FRANCHISED     TOTAL NUMBER OF
           STATE               RESTAURANTS       RESTAURANTS      RESTAURANTS
           -----               -----------       ----------       -----------
 Arizona.............                  4             8                    12
 California..........                 94             1                    95
 Colorado............                 12             2                    14
 Connecticut.........                  6            --                     6
 Delaware............                  1            --                     1
 Florida.............                  2            --                     2
 Georgia.............                  1            --                     1
 Idaho...............                  1            --                     1
 Illinois............                 33            --                    33
 Indiana.............                 13            --                    13
 Iowa................                  5            --                     5
 Kansas..............                  3             1                     4
 Kentucky............                  4            --                     4
 Maine...............                  1            --                     1
 Maryland............                  7            --                     7
 Massachusetts.......                  9             1                    10
 Michigan............                 22            --                    22
 Minnesota...........                 15            --                    15
 Missouri............                 12            --                    12
 Montana.............                  1            --                     1
 Nebraska............                 --             3                     3
 New Jersey..........                  8            --                     8
 New Mexico..........                 --             2                     2
 New York............                 16            --                    16
 North Carolina......                  1            --                     1
 Ohio................                 21            --                    21
 Oklahoma............                  2             1                     3
 Oregon..............                  7            --                     7
 Pennsylvania........                 22            --                    22
 Rhode Island........                  1            --                     1
 South Carolina......                  2            --                     2
 Tennessee...........                  1            --                     1
 Texas...............                  5            --                     5
 Utah................                 --             3                     3
 Virginia............                 11            --                    11
 Washington..........                 16            --                    16
 Wisconsin...........                 12            --                    12
 Wyoming.............                  1             1                     2
                                     ---           ---                   ---
 Total...............                372            23                   395

    Our corporate headquarters is located in leased facilities in Eagan, Minnesota.

    The following table sets forth information concerning our owned property as follows:

             LOCATION                     ACRES        USE AND OWNERSHIP
------------------------------------     ------    ----------------------------
Houston, Texas......................      1.75     Former HomeTown Buffet
                                                   property marketed for sale.
Coon Rapids, Minnesota..............      2.00     OCB Restaurant Co. property
                                                   under development for future
                                                   buffet restaurant.
Lee's Summit, Missouri..............      1.53     OCB Restaurant Co.
                                                   undeveloped property marketed
                                                   for sale.
Marshfield, Wisconsin...............      5.04     Cabinet shop owned by OCB
                                                   Restaurant Co.
Laguna Woods, California............      1.13     HomeTown Buffet restaurant.

NEW RESTAURANT DEVELOPMENT

    Our ability to open new restaurants, and the allocation of new restaurants among our currently available and future concepts, depends on a number of factors, including our ability to find suitable locations and negotiate acceptable leases and land purchases, our ability to attract and retain a sufficient number of qualified restaurant managers, the comparative potential return and risk associated with the particular restaurant concept and the availability of capital.

    We actively and continuously attempt to identify and negotiate leases and land purchases for additional new locations. In an effort to better control costs and improve quality, we are closely involved in the construction of our restaurants and the acquisition and installation of fixtures and equipment. Restaurants located in shopping centers typically open approximately 14 weeks after construction begins, while freestanding restaurants typically open approximately 18 weeks after construction begins. Freestanding restaurants opened in fiscal 2003 cost an average of approximately $2.3 million for buildings or leasehold improvements, equipment and furnishings. Similar improvements for shopping center locations cost approximately $2.1 million.

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

    As of July 2, 2003, we had restaurants operating under the following trademarks or service marks (the number within parentheses below represents the number of restaurants):

    o Old Country Buffet (229),

    o HomeTown Buffet (132),

    o Tahoe Joe's Famous Steakhouse (8),

    o Country Roadhouse Buffet & Grill (1),

    o Granny's Buffet (1), and

    o Soup 'N Salad Unlimited (1).

    We have registered with the United States Patent and Trademark Office the above trademarks and service marks. In general, our trademarks and registered service marks are valid and enforceable as long as the marks are used in connection with our restaurants and services and the required registration renewals are filed. We regard our service marks and trademarks as having significant value and being an important factor in the development of our buffet and other restaurant concepts. Our policy is to pursue and maintain registration of our service marks and trademarks whenever possible and to oppose vigorously any infringement or dilution of our service marks and trademarks.

    We also have a proprietary interest in many of our recipes.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to and do not have any property that is the subject of any legal proceedings pending or, to our knowledge, threatened, other than ordinary routine litigation incidental to our business and proceedings which are not material or as to which we believe we have adequate insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    All of our outstanding Common Stock is, as of the date of filing of this report, owned by Buffets Holdings, Inc. See Item 12, Security Ownership of Certain Beneficial Owners and Management. There is no market for our Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                 PREDECESSOR                                              SUCCESSOR
                         ---------------------------  ------------------------------------------------------------------------------
                                        PERIOD FROM   PERIOD FROM                                26-WEEK
                                        DECEMBER 30,   OCTOBER 2,                              TRANSITIONAL
                           FISCAL YEAR      1999         2000       FISCAL YEAR    28 WEEKS      PERIOD       50 WEEKS   FISCAL YEAR
                             ENDED        THROUGH       THROUGH        ENDED         ENDED        ENDED         ENDED       ENDED
                          DECEMBER 29,   OCTOBER 1,    JANUARY 3,    JANUARY 2,     JULY 18,      JULY 3,       JULY 3,    JULY 2,
                             1999          2000          2001          2002          2001         2002          2002        2003
                          ------------  ------------  -----------   -----------    ---------   ------------   ---------  -----------
                                             (DOLLARS IN THOUSANDS, EXCEPT AVERAGE GUEST CHECK AND AVERAGE WEEKLY SALES)
OPERATING DATA:
  Restaurant sales...... $ 936,854     $ 781,153     $ 239,370    $1,044,734      $ 567,821     $527,084    $1,003,997   $ 985,286
  Restaurant costs......   798,985       656,843       204,379       886,069        482,124      444,917       849,155     850,840
  Advertising expenses..    23,761        21,888         5,726        27,640         15,776       14,349        26,280      28,589
  General and
   administrative
   expenses.............    47,857        39,217        12,204        50,320         26,291       25,554        49,308      45,382
  Goodwill amortization.       637           878         2,543        10,942          6,155           --         4,967          --
  Impairment of assets..     1,966            --            --            --             --           --            --       4,803
  Gain on sale of
   Original Roadhouse
   Grill restaurants....        --            --            --            --             --           --            --      (7,088)
  Loss on sale
   leaseback
   transactions.........        --            --            --            --             --           --            --       5,856
  Acquisition-related
   costs................        --        14,902            --            --             --           --            --          --
                         ---------     ---------     ---------    ----------      ---------     --------     ---------   ---------

  Operating income...... $  63,648     $  47,425     $  14,518    $   69,763      $  37,475     $ 42,264     $  74,287   $  56,904
                         =========     =========     =========    ==========      =========     ========     =========   =========
  Net income (loss)..... $  42,442     $  31,245     $     579    $   12,708      $   5,883     $ (7,028)    $    (203)  $  13,016
                         =========     =========     =========    ==========      =========     ========     =========   =========

CASH FLOW AND OTHER
  FINANCIAL DATA:
  Capital
   expenditures(1)...... $  74,230     $  35,596     $  14,389    $   38,096      $  20,352     $ 14,280     $  32,318   $  25,722
  Depreciation and
   amortization.........    43,026        32,368        11,311        53,404         29,007       20,409        44,808      36,885
  Cash flow from
   operating activities.    90,561        87,822        25,347        69,003         35,560       39,658        74,552      57,656
  Cash flow from (used
   in) investing
   activities...........   (74,230)      (37,013)        4,540         2,575        (21,190)     (11,337)       10,977      26,662
  Cash flow from (used
   in) financing
   activities...........   (38,129)        1,534      (138,794)      (59,719)       (14,000)     (47,572)      (93,291)    (76,875)

BALANCE SHEET DATA (AT
  END OF PERIOD)
  Total assets.......... $ 477,635     $ 530,846     $ 683,823     $ 637,778      $ 670,358     $615,626     $ 615,626   $ 552,986
  Total debt(2).........    42,151        41,133       405,074       348,220        392,172      466,217       466,217     393,758

SUPPLEMENTAL DATA(3):
  Number of
   company-owned
   restaurants (at end
   of period)...........       403           404           406           401            408          393           393         372
  Average guest check... $    6.42     $    6.61     $    6.73    $     6.89      $    6.84     $   7.03     $    7.00   $    7.13
  Average weekly sales.. $  46,323     $  48,540     $  45,464    $   49,368      $  49,822     $ 51,044     $  49,973   $  48,953
  Same store sales
   change...............       1.9%          3.1%          0.2%          2.1%           2.4%         0.2%         (0.9)%      (4.2)%

----------

(1) Capital expenditures include restaurant facilities acquired through business combinations in fiscal 1999.
(2) Total debt represents the amount of our long-term debt and capital lease obligations, including current maturities.
(3) Reflects data relating to all of our company-owned restaurants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. SOME OF THE STATEMENTS IN THE FOLLOWING DISCUSSION ARE FORWARD-LOOKING STATEMENTS. SEE "RISK FACTORS/FORWARD-LOOKING STATEMENTS."

GENERAL

    We are one of the largest restaurant operators in the United States and the leader in the buffet/cafeteria segment of the restaurant industry, as measured in both sales and number of restaurants. As of July 2, 2003, we operated 372 restaurants in 35 states comprised of 364 buffet restaurants and eight Tahoe Joe's Famous Steakhouse(R) restaurants. The buffet restaurants are principally operated under the Old Country Buffet(R) or HomeTown Buffet(R) brands. We also franchise 23 buffet restaurants in ten states.

    We were founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet. In October 1985, we completed our initial public offering and were listed on the Nasdaq National Market. In September 1996, we merged with HomeTown Buffet, Inc., which was developed by one of our co-founders and had 80 company-owned HomeTown Buffet restaurants in 11 states and 19 franchised restaurants in eight states. In October 2000, Buffets was acquired by Buffets Holdings, Inc., a company organized by Caxton-Iseman Capital, in a buyout from public shareholders. Due to the effects of this transaction on the recorded bases of goodwill, intangibles, property and shareholder's equity, our financial statements prior to and subsequent to this transaction are not comparable. Periods prior to October 2, 2000 represent the accounts of the predecessor. Accordingly, the historical financial information for fiscal 2000 in this prospectus is presented in two periods -- the period from December 30, 1999 to October 1, 2000 and the period from October 2, 2000 to January 3, 2001.

    Our fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12, 12, 16 and 12 or 13 weeks. Beginning July 3, 2002, we changed our fiscal year so that it ends on the Wednesday nearest June 30 of each year. The fiscal year 2002 transition period consisted of 26 weeks and was divided into two periods of 16 and 10 weeks. Prior to that, our fiscal year ended on the Wednesday nearest December 31 of each year and each fiscal year was divided into periods of 16, 12, 12 and 12 or 13 weeks.

    The following is a description of the line items from our consolidated statements of operations:

    o Restaurant sales reflect the recognition of the proceeds from the sale of food and beverages at our company-owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates when the gift certificates are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates is included in accrued liabilities on our consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. Management recognizes royalty fees as other income based on the sales reported at the franchise restaurants.

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

    o General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

    o Goodwill amortization through January 2, 2002, reflects the amortization of the excess of cost over fair market value of assets and is recognized on a straight-line basis, over a 30-year life.

    o Impairment of assets reflect fair market adjustments to the carrying value of long-lived assets.

    o Gain on sale of Original Roadhouse Grill restaurants reflects the net proceeds from the sale of 13 Original Roadhouse Grill restaurants less the net asset write-down associated with this transaction.

    o Loss on the sale leaseback transactions reflects transaction costs and impairment losses associated with the sale of leasehold interests and leasehold improvements.

    o Acquisition-related costs reflect transaction and other costs associated with our buyout from public shareholders in October 2000.

    o Interest expense reflects interest costs associated with our debt, amortization of debt issuance costs and accretion of original issuance discount on our subordinated notes and bonds.

    o   Interest income reflects interest earned on our short-term investments.

    o Loss related to refinancing reflects transaction and other costs associated with a recapitalization of the Company on June 28, 2002.

    o Other income primarily reflects franchise fees earned, less minority interest associated with our Tahoe Joe's joint venture.

    o Income tax expense (benefit) reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

CRITICAL ACCOUNTING POLICIES

    Our consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, revenue recognition and goodwill. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

    We believe the following critical accounting policies affect management's significant estimates and assumptions used in the preparation of our consolidated financial statements.

RECOVERABILITY OF LONG-LIVED ASSETS

    The Company periodically evaluates long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses and the other factors described to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant, including disposal value, if any, are less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We expensed approximately $5.6 million during 2003 relating to the impairment of long-lived assets of 39 restaurants. This amount was partially offset by an approximate $0.8 million reduction in lease obligation accrual assumptions in accrued store closing costs, based on the Company receiving greater than planned sublease and other cash receipts. In addition, we recognized approximately $5.9 million in impairments on 18 restaurants as part of the loss on the sale leaseback transactions completed during 2003.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of our acquisition cost over the fair market value of the net assets acquired. We amortized that goodwill on a straight-line basis over a 30-year life through the end of the fiscal year ended January 2, 2002. However, on January 3, 2002, we began applying the new rules on accounting for goodwill and other intangible assets issued by the Financial Accounting Standards Board in SFAS No. 142 "Goodwill and Other Intangible Assets." As a result of the application of these new rules, amortization of goodwill was reduced by approximately $5.0 million for the year ended July 2, 2003, because intangible assets with indefinite lives, such as goodwill, are no longer amortized. There were no impairments to goodwill and other intangible assets identified for the year ended July 2, 2003.

RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION REFLECTS OUR HISTORICAL RESULTS FOR THE PERIOD FROM OCTOBER 2, 2000 TO JANUARY 3, 2001, THE FISCAL YEAR ENDED JANUARY 2, 2002, THE 28-WEEK PERIOD ENDED JULY 18, 2001, THE 26-WEEK TRANSITIONAL PERIOD ENDED JULY 3, 2002, THE 50-WEEK PERIOD ENDED JULY 3, 2002 AND THE FISCAL YEAR ENDED JULY 2, 2003.

    ON OCTOBER 2, 2000, BUFFETS HOLDINGS, INC., A COMPANY ORGANIZED BY CAXTON-ISEMAN CAPITAL, INC., ACQUIRED US IN A BUYOUT FROM PUBLIC SHAREHOLDERS. PERIODS PRIOR TO OCTOBER 2, 2000 REPRESENT THE ACCOUNTS OF THE PREDECESSOR WHILE PERIODS SUBSEQUENT TO OCTOBER 2, 2000 REPRESENT THE ACCOUNTS OF THE SUCCESSOR. DUE TO THE EFFECTS OF THIS TRANSACTION ON THE RECORDED BASES OF GOODWILL, INTANGIBLES, PROPERTY AND SHAREHOLDER'S EQUITY, OUR FINANCIAL STATEMENTS FOR THE PREDECESSOR AND THE SUCCESSOR ARE NOT COMPARABLE. ACCORDINGLY, THE FOLLOWING DISCUSSION DOES NOT COMPARE THE HISTORICAL RESULTS OF THE PREDECESSOR AND THE SUCCESSOR.

    OUR FUTURE RESULTS MAY NOT BE CONSISTENT WITH OUR HISTORICAL RESULTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

FOR THE 50-WEEK PERIOD ENDED JULY 3, 2002 (SUCCESSOR) COMPARED TO THE YEAR ENDED JULY 2, 2003 (SUCCESSOR)

    The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:


                                                            (SUCCESSOR)                  (SUCCESSOR)
                                                          50-WEEK PERIOD                 FISCAL YEAR
                                                              ENDED                        ENDED
                                                           JULY 3, 2002                 JULY 2, 2003
                                                         -----------------            -----------------
                                                                          (DOLLARS IN THOUSANDS)
Restaurant sales....................................     $    1,003,997      100.0%   $     985,286       100.0%
Restaurant costs....................................            849,155       84.6          850,840        86.4
Advertising expenses................................             26,280        2.6           28,589         2.9
General and administrative expenses.................             49,308        4.9           45,382         4.6
Goodwill amortization...............................              4,967        0.5               --          --
Impairment of assets................................                 --         --            4,803         0.5
Gain on sale of Original Roadhouse Grill
 restaurants .......................................                 --         --           (7,088)       (0.7)
Loss on sale leaseback transactions.................                 --         --            5,856         0.6
                                                         --------------               -------------
Operating income....................................             74,287        7.4           56,904         5.8
Interest expense....................................             33,595        3.3           40,146         4.1
Interest income.....................................               (587)      (0.1)            (307)         --
Loss related to refinancing.........................             38,476        3.8               --          --
Other income........................................             (1,145)      (0.1)          (1,270)       (0.1)
                                                         ---------------              -------------
Income before income taxes..........................              3,948        0.4           18,335         1.9
Income tax expense..................................              4,151        0.4            5,319         0.5
                                                         --------------               -------------
  Net income (loss).................................     $         (203)        --    $      13,016         1.3
                                                         ==============               =============
CERTAIN PERCENTAGE AMOUNTS DO NOT SUM TO TOTAL DUE TO ROUNDING.

    RESTAURANT SALES. Restaurant sales for the fiscal year ended July 2, 2003 decreased $18.7 million, or 1.9%, compared with the 50 weeks ended July 3, 2002. The decline was principally attributable to a 2.0% reduction in average weekly sales between the respective periods coupled with a net capacity reduction of 291 operating weeks due to 14 unit closings and the sale of 13 Original Roadhouse Grill units, partially offset by 6 unit openings. Same-store sales for the 2003 fiscal year declined by 4.2%, reflecting a 1.5% increase in pricing and a 5.7% decline in guest traffic. The decline in sales is due in part to the general economic downturn, as well as increased competition partially from the quick service industry in the form of discounting.

    The Company currently expects same-store sales for the first quarter of the 2004 fiscal year (the 12-week period ending September 24, 2003) to decline by approximately 2% to 3% versus the comparable period in 2003 primarily due to the continued downturn in the economy.

    RESTAURANT COSTS. Restaurant costs for 2003 increased by 1.8% as a percentage of sales compared with the comparative prior year period primarily due to expanded and enriched menu offerings, increased workers compensation and utility costs and leverage issues attributable to reasonably fixed costs on a declining sales base. We currently expect restaurant costs to increase modestly as a percentage of sales during the first quarter of fiscal 2004 primarily due to additional menu enhancements which will impact both food and labor costs.

    ADVERTISING EXPENSES. Advertising costs increased 0.3% as a percentage of sales for fiscal 2003 versus the comparative period in 2002. We increased advertising weights in prime time, late news and Hispanic television in a number of markets to provide greater media exposure. We expect advertising costs for the first quarter of fiscal 2004 to approximate those experienced in fiscal 2003, measured as a percentage of sales.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 0.3% as a percentage of sales during fiscal 2003 compared to the 50 weeks ended July 3, 2002. The decrease was largely attributable to reduced bonus expense and a workforce reduction of approximately 70 non-store employees. General and administrative expenses are expected to improve approximately 30 to 40 basis points, as a percentage of sales, during the first quarter of 2004 compared to fiscal year 2003.

    GOODWILL AMORTIZATION. Goodwill amortization expense was no longer recognized as of January 1, 2002 due to the adoption as of that date of SFAS No. 142, "Goodwill and Intangible Assets," and its non-amortization provisions for goodwill.

    IMPAIRMENT OF ASSETS. During fiscal 2003, we impaired approximately $4.8 million of long-lived assets for 27 restaurants.

    GAIN ON SALE OF ORIGINAL ROADHOUSE GRILL RESTAURANTS. On June 5, 2003, we sold 13 Original Roadhouse Grill restaurants for approximately $28.4 million in net proceeds. The gain associated with the sale of these restaurants approximated $7.1 million.

    LOSS ON SALE LEASEBACK TRANSACTIONS. During fiscal 2003, we entered into three sale leaseback transactions whereby we transferred our leasehold interests and leasehold improvements with respect to 30 restaurants to a third party for net proceeds of approximately $26.1 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial annual rent of approximately $3.7 million. In connection with these sale leaseback transactions, we recorded a loss of approximately $5.9 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of approximately $3.6 million. The deferred gain will be accreted over the life of the respective restaurant leases, ranging from 17 to 25 years.

    INTEREST EXPENSE. Interest expense increased 0.8% as a percentage of sales during fiscal 2003 versus the comparable prior year period primarily due to higher weighted average outstanding debt balances.

    INTEREST INCOME. Interest income declined 0.1% as a percentage of sales during fiscal 2003 compared to the 50 weeks ended July 3, 2002, largely due to lower weighted average cash equivalent balances.

    LOSS RELATED TO REFINANCING. Loss related to refinancing consisted of $20.5 million for the prepayment and make-whole redemption fees, $11.0 million write-off of financing costs related to the retired debt, $4.1 million of unamortized debt discount related to the 16% and 14% senior subordinated notes, $2.1 million paid to the holders of the common stock warrants and $.8 million in expenses.

    OTHER INCOME. Other income was flat as a percentage of sales between the respective periods.

    INCOME TAXES. Income taxes increased 0.1% as a percentage of sales for fiscal 2003 compared to the comparable prior year period. The effective tax rate of 29.0% for the current year compared with 105.1% for the prior year period was largely attributable to the elimination of goodwill amortization due to the adoption of SFAS No. 142.

FOR THE 26-WEEK TRANSITIONAL PERIOD ENDED JULY 3, 2002 (SUCCESSOR) COMPARED TO THE 28 WEEKS ENDED JULY 18, 2001 (SUCCESSOR)

    The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:


                                                                                (SUCCESSOR)
                                                      (SUCCESSOR)                 26-WEEK
                                                       28 WEEKS                TRANSITIONAL
                                                         ENDED                 PERIOD ENDED
                                                     JULY 18, 2001             JULY 3, 2002
                                                -----------------------    ----------------------
                                                               (DOLLARS IN THOUSANDS)
Restaurant sales............................    $   567,821      100.0%    $ 527,084       100.0%
Restaurant costs............................        482,124       84.9         444,917      84.4
Advertising expenses........................         15,776        2.8          14,349       2.7
General and administrative expenses.........         26,291        4.6          25,554       4.9
Goodwill amortization.......................          6,155        1.1              --       --
                                                -----------                -----------
Operating income............................         37,475        6.6          42,264       8.0
Interest expense............................         24,876        4.4          15,076       2.9
Interest income.............................           (312)      (0.1)           (212)     (0.1)
Loss related to refinancing.................             --        --           38,476       7.3
Other income................................           (758)      (0.1)           (598)     (0.1)
                                                -----------                -----------
Income (loss) before income taxes...........         13,669        2.4         (10,478)     (2.0)
Income tax expense (benefit)................          7,786        1.4          (3,450)     (0.7)
                                                -----------                -----------
     Net income (loss)......................    $     5,883        1.0     $    (7,028)     (1.3)
                                                ===========                ===========

    RESTAURANT SALES. Restaurant sales for the 26-week transitional period ended July 3, 2002 declined $40.7 million, or 7.2%, compared with the 28 weeks ended July 18, 2001. The decline in sales was mostly due to the reduced number of operating weeks in 2002 versus the comparable period in 2001 associated with our year-end change (two fewer weeks in 2002). Average weekly sales for fiscal 2002 of $51,044 were up 2.5% over average weekly sales for the comparable 28-week period for 2001. Same-store sales for fiscal 2002 were up 0.2% over the comparable period in 2001, reflecting a 2.1% increase in pricing and a 1.9% decline in guest traffic.

    RESTAURANT COSTS. Restaurant costs for fiscal 2002 improved by 0.5% as a percentage of sales compared with the prior year period primarily due to a decrease in food costs, partially offset by an increase in restaurant management compensation and an increase in workers compensation insurance. The food cost reduction was primarily attributable to significant improvement in meat prices experienced during fiscal 2002 as compared to large price spikes incurred in the first half of 2001.

    ADVERTISING EXPENSES. Advertising costs ran relatively constant as a percentage of sales, approximately 2.7% of sales in fiscal 2002 versus 2.8% in the comparable period in 2001. Approximately 78% of our buffet units received advertising support in fiscal 2002. Same store sales among units receiving advertising support were up 1.9% for fiscal 2002, versus overall system results of only a 0.2% increase.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4.9% of sales for fiscal 2002 compared with a total of 4.6% for the comparable prior year period primarily due to increased incentive compensation costs and some severance arrangements.

    GOODWILL AMORTIZATION. Goodwill amortization expense decreased 1.1% as a percentage of sales in fiscal 2002 versus the prior year period due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Intangible Assets," and its non-amortization provisions for goodwill.

    INTEREST EXPENSE. Interest expense decreased 1.5% as a percentage of sales during the 26 weeks ended July 3, 2002 versus the comparable prior year period due to lower weighted average outstanding debt balances coupled with a decrease in the senior credit facility's variable interest rates.

    INTEREST INCOME. Interest income was flat as a percentage of sales between the respective periods.

    LOSS RELATED TO REFINANCING. Loss related to refinancing consisted of $20.5 million for the prepayment and make-whole redemption fees, $11.0 million write-off of financing costs related to the retired debt, $4.1 million of unamortized debt discount related to the 16% and 14% senior subordinated notes, $2.1 million paid to the holders of the common stock warrants and $.8 million in expenses.

    OTHER INCOME. Other income was flat as a percentage of sales when comparing the 26 weeks ended July 3, 2002 to the comparable prior year period.

    INCOME TAXES. Income taxes decreased 2.1% as a percentage of sales for the 26 weeks ended July 3, 2002 compared to the 28 weeks ended July 3, 2001 principally due to a $24.1 million decrease in pretax income. The effective tax rate for the current period was 32.9% compared with 57.0% for the prior year period, largely due to a decrease in goodwill amortization associated with the buyout from public shareholders.

    FOR THE 52 WEEKS ENDED JANUARY 2, 2002 (SUCCESSOR) COMPARED TO THE PERIOD FROM OCTOBER 2, 2000 TO JANUARY 3, 2001 (SUCCESSOR)

    The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:


                                                       (SUCCESSOR)                    (SUCCESSOR)
                                                       PERIOD FROM                     52 WEEKS
                                                     OCTOBER 2, 2000                     ENDED
                                                   TO JANUARY 3, 2001               JANUARY 2, 2002
                                                 -------------------------     ------------------------
Restaurant sales.............................     $    239,370       100.0%    $   1,044,734     100.0%
Restaurant costs.............................          204,379        85.4           886,069      84.8
Advertising expenses.........................            5,726         2.4            27,640       2.6
General and administrative expenses..........           12,204         5.1            50,320       4.8
Goodwill amortization........................            2,543         1.1            10,942       1.1
                                                  ------------                 -------------
Operating income.............................           14,518         6.1            69,763       6.7
Interest expense.............................           13,078         5.5            43,405       4.2
Interest income..............................             (267)       (0.1)             (698)     (0.1)
Other income.................................             (340)       (0.1)           (1,040)     (0.1)
                                                  ------------                 -------------
Income before income taxes...................            2,047         0.9            28,096       2.7
Income tax expense...........................            1,468         0.6            15,388       1.5
                                                  ------------                 -------------
     Net income..............................     $        579         0.2     $      12,708       1.2
                                                  ============                 =============
CERTAIN PERCENTAGE AMOUNTS DO NOT SUM TO TOTAL DUE TO ROUNDING

    RESTAURANT SALES. Restaurant sales for the 52 weeks ended January 2, 2002 were approximately $1.04 billion compared to approximately $239.4 million for the period from October 2, 2000 to January 3, 2001. Average weekly sales for fiscal 2001 were $49,368 versus $45,464 for the period from October 2, 2000 to January 3, 2001 reflecting, in large part, the seasonality of our average restaurant's sales. Comparable store sales for fiscal 2001 improved 2.1%, comprised of a 2.6% increase in same store average guest checks and a 0.5% decline in comparable guest traffic. Comparable store sales improved 0.2% during the period from October 2, 2000 to January 3, 2001, reflecting a 2.4% increase in comparable store guest checks and a 2.2% decrease in same store guest counts.

    RESTAURANT COSTS. Restaurant costs for the 52 weeks ended January 2, 2002 improved 0.6% as a percentage of sales compared to the period from October 2, 2000 to January 3, 2001. Food costs decreased 0.4% as a percentage of sales between fiscal 2001 and the fourth quarter of fiscal 2000 partially due to negotiated savings coupled with improved fixed cost leverage during the peak sales months in late spring and summer. Labor costs improved 0.5% as a percentage of sales during fiscal 2001 relative to the period from October 2, 2000 to January 3, 2001, primarily because the fixed managerial salaries are leveraged more efficiently during the peak sales months in the late spring and summer. Direct and occupancy costs increased 0.3% as a percentage of sales principally due to increased utility rates experienced during the first half of fiscal 2001.

    ADVERTISING EXPENSES. Advertising and media costs increased 0.3% as a percentage of sales during fiscal 2001 relative to the period from October 2, 2000 to January 3, 2001 due to the seasonality of the advertising programs.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative expenses decreased 0.2% as a percentage of sales during fiscal 2001 relative to the period from October 2, 2000 to January 3, 2001 principally due to fixed cost leverage gains during the peak sales months in late spring and summer.

    GOODWILL AMORTIZATION. Goodwill amortization was flat as a percentage of sales during fiscal 2001 relative to the period from October 2, 2000 to January 3, 2001 as both periods reflected amortization of the new, recorded basis in goodwill associated with the effects of the buyout from public shareholders.

    INTEREST EXPENSE. Interest expense decreased 1.3% as a percentage of sales between fiscal 2001 and the fourth quarter of fiscal 2000 in large part due to debt principal paydowns made during fiscal 2001 coupled with a decrease in the senior credit facility's variable interest rates.

    INTEREST INCOME. Interest income was flat as a percentage of sales between fiscal 2001 and the period from October 2, 2000 to January 3, 2001.

    OTHER INCOME. Other income was flat as a percentage of sales between fiscal 2001 and the period from October 2, 2000 to January 3, 2001.

    INCOME TAXES. Income taxes increased 0.9% as a percentage of sales for fiscal 2001 as compared to the period from October 2, 2000 to January 3, 2001, principally due to the increase in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows generated from operating activities provide us with a significant source of liquidity. Since most of our sales are for cash or credit with settlement within a few days and most vendors are paid on typical terms ranging from approximately 14 to 35 days, we operate on a significant working capital deficit. In addition to cash flows from operations, a revolving credit facility is available to us for general corporate purposes as revolving credit loans or as swing-line loans. Letters of credit issued under the revolving loan facility or the letter of credit facility are also available to us to support payment obligations incurred for our general corporate purposes. Historically, our capital requirements have been for the development and construction of new restaurants, restaurant refurbishment, the installation of new corporate information systems and debt service obligations. We expect these requirements to continue in the foreseeable future.

    Net cash provided by operating activities was $57.7 million for fiscal 2003, $39.7 million for the 26-week transitional period ended July 3, 2002, $69.0 million for fiscal 2001, $25.3 million for the period from October 2, 2000 to January 3, 2001 and $87.8 million for the period from December 30, 1999 to October 1, 2000. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization, an increase in accrued and other liabilities for 2000 and 2001, net losses related to refinancing for 2002, and impairment of assets and losses on sale leaseback transactions in 2003. Net cash provided by operating activities in 2003 was partially reduced by a $17 million payment of accrued redemption fees associated with the recapitalization of the Company in June 2002.

    Net cash provided by investment activities was $26.7 million for the year ended July 2, 2003, $2.6 million for fiscal 2001 and $4.5 million for the period October 2, 2000 to January 3, 2001. Net cash used in investment activities was $11.3 million for the 26 weeks ended July 3, 2002. The Company completed the sale and leaseback of certain leasehold interests and leasehold improvements with respect to 23 restaurant locations in 2001, one location in 2002 and 30 locations in 2003. Net proceeds from the transactions were approximately $39.1 million in 2001, $2.3 million in 2002 and $26.1 million in 2003. The aggregate initial annual rent associated with the sale and leaseback transactions was $3.2 million in 2001, $0.2 million in 2002 and $3.7 million in 2003. The Company did not recognize a gain or loss on these transactions in 2001 or 2002, but recorded a loss of $5.9 million in 2003. The losses primarily reflected the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets.
In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of $3.6 million in 2003. This deferred gain is being accreted over the life of the respective restaurant leases, ranging from 17 to 25 years. In addition, the Company completed the sale of 13 Original Roadhouse Grill restaurants in 2003 for approximately $28.4 million in net proceeds, of which $2.5 million represented a long-term note receivable. Capital expenditures totaled $25.7 million for fiscal 2003, $14.3 million for the 26 weeks ended July 3, 2002, $38.1 million for fiscal 2001 and $14.4 million for the period from October 2, 2000 to January 3, 2001.

    Net cash used in financing activities totaled $76.9 million for fiscal 2003, $47.6 million for the 26 weeks ended July 3, 2002 and $59.7 million for fiscal 2001, and $138.8 million for the period from October 2, 2000 to January 3, 2001. On June 28, 2002, we entered into new debt agreements to refinance our existing debt, make a distribution to Buffets Holdings, and repurchase our outstanding preferred stock warrants. We received $466.2 million in gross proceeds from the issuance of 11 1/4% senior subordinated notes due July 15, 2010 in the principal amount of $230 million, net of discount of $8.8 million, and $245.0 million borrowed under a new $295.0 million senior credit facility. We incurred $14.1 million in transaction fees related to the refinancing transactions. The net proceeds from the new debt agreements, cash on hand and a $17 million short-term redemption fee note payable were used to (i) repay the remaining principal indebtedness under our former credit facility, $212.4 million, (ii) redeem the $80.0 million aggregate principal amount of our 14% senior subordinated notes due September 29, 2008, (iii) redeem the $15.0 million aggregate principal amount of Buffets Holdings' 16% senior subordinated notes due September 29, 2008 and $2.2 million in deferred interest, (iv) pay $4.3 million in accrued interest, (v) pay $20.5 million in prepayment and make-whole redemption fees,
(vi) make a $141.2 million distribution to Buffets Holdings, and (vii) pay $7.2 million to repurchase the preferred stock warrants. In connection with the transactions, we incurred a loss of $38.5 million. The loss related to refinancing consisted of $20.5 million for the prepayment and make-whole redemption fees, $11.0 million in write-offs of financing costs related to the retired debt, $4.1 million of unamortized debt discount write-offs related to the 16% and 14% senior subordinated notes, $2.1 million paid to the holders of the common stock warrants, and $0.8 million in expenses. As of July 2, 2003, our debt was $393.8 million, of which $171.8 million was senior indebtedness. Financing activities in fiscal 2001 and 2003 consisted primarily of scheduled and accelerated repayments of debt.

    In connection with the redemption of our 14% senior subordinated notes and Buffets Holdings' 16% senior subordinated notes, we agreed to pay $18.0 million of redemption fees, of which $1.0 million was paid at closing out of the net proceeds of the offering of the initial notes and was accounted for as part of the transaction fees and expenses relating to the Refinancing Transactions. An additional $5.0 million of redemption fees was paid on each of September 30, 2002 and December 31, 2002. The final payment of $7.0 million was made on February 4, 2003. The redemption fees were included in accrued liabilities on our balance sheet until these periodic installment payments were paid from our cash flow from operations. The redemption fees were recognized as a loss related to refinancing in the 26-week transitional period ended July 3, 2002.

    As previously discussed, on June 28, 2002, we entered into a senior credit facility which provided for total borrowings of up to $295 million, including
(i) a $245 million term loan, (ii) a $30 million revolving credit facility, of which up to $20 million is available in the form of letters of credit, and (iii) a separate $20 million letter of credit facility. The terms of the senior credit facility permit us to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25 million. The Company has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston's prime rate, or the federal funds effective rate plus one-half of 1 percent. The term loan matures on June 28, 2009 while the revolving facility and the letter of credit facility mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six years of the loan (beginning on September 30, 2002), with the remaining balance payable due in equal quarterly installments during the seventh year of the loan. The term loan is secured by substantially all of our assets other than those of our Tahoe Joe's Inc. subsidiary. Buffets Holdings, Inc. has also guaranteed the repayment of the senior credit facility. Buffets Holdings, Inc., the sole shareholder of the Company, has guaranteed the repayment of the Credit Facility. Pursuant to the Credit Facility's requirement, the Company purchased an interest rate cap with a notional value of $15,000,000 and a 5% LIBOR strike price that expires on June 30, 2004. Availability under the senior credit facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the senior Credit Agreement dated June 28, 2002. The Company was in compliance with all financial ratio covenants as of July 2, 2003. The financial ratio covenant requirements increase over time, however, as set forth in the senior Credit Agreement.

    As of July 2, 2003, we had approximately $27.1 million in outstanding letters of credit, which expire through May 2, 2004. As of July 2, 2003, the total borrowing availability under the revolving credit facility was $21 million and the total borrowing capacity under the letter of credit facility was approximately $1.9 million.

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

    During the first quarter of fiscal 2004, we do not plan to open any new restaurants. We estimate that we will spend approximately $8 million in the aggregate on the construction of new restaurants, remodeling for existing facilities and corporate and system investments.

    For the next twelve months, we believe that cash flow from operations and available borrowing capacity will be adequate to finance these development plans, our on-going operations as well as our debt service obligations. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions.

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

NEW ACCOUNTING STANDARDS

    In July, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. We adopted SFAS No. 146 effective January 1, 2003. Its adoption did not have a material impact on our consolidated results of operations, financial position or cash flow for 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    INTEREST RATE RISKS. We have interest rate exposure relating to the variable portion of our long-term obligations. Our 11 1/4% senior subordinated notes are fixed and the interest rates on the term loans under our senior credit facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $2.2 million for fiscal 2003. Our interest rate risk is mitigated, in part, by an interest rate cap purchased on November 25, 2002 with a notional value of $15 million and a 5% LIBOR strike price that expires on June 30, 2004.

    FOOD COMMODITY RISKS. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3% percent. Our average price increases were approximately 2% for fiscal 2003. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

CONTRACTUAL OBLIGATIONS

    The following table provides aggregate information about our material contractual payment obligations and the fiscal year in which these payments are due:


                                                       PAYMENTS DUE BY FISCAL YEAR

                                  2004        2005         2006          2007       THEREAFTER       TOTAL
                                ---------   ---------    --------     ---------     ----------     -----------
                                                            (IN THOUSANDS)
Long-term debt(1)...........    $   1,735     $ 1,735      $1,735      $  1,735     $   394,862    $   401,802
Operating leases(2).........       53,036      51,526      49,413        47,317         355,176        556,468
Advisory fees(3)............        3,295       3,265       3,140         3,027              --         12,727
                                ---------   ---------    --------      --------     -----------    -----------
     Total contractual cash
      obligations...........    $  58,066   $  56,526    $ 54,288      $ 52,079     $   750,038    $   970,997
                                =========   =========    ========      ========     ===========    ===========
----------


(1) Long-term debt payments for fiscal 2004 and beyond represent the required debt payments on our credit facility and the notes.

(2) Operating leases is comprised of minimum rents and contingent rents. Operating leases have not been reduced by minimum sublease rentals of approximately $20,013,000. See Note 10 to our consolidated financial statements included elsewhere in this report for details of our operating lease obligations.

(3) The advisory fees comprise our contractual obligation to pay annual advisory fees to each of Roe H. Hatlen, Sentinel Capital Partners, L.L.C. and Caxton-Iseman Capital. See "Certain Relationships and Related Transactions." Under the terms of these agreements, Mr. Hatlen and Sentinel Capital are each paid a fixed-price annual fee. The fee of Caxton-Iseman is calculated as a percentage of our earnings before interest, taxes, depreciation and amortization, which in fiscal 2003 resulted in a payment of $2.8 million. This figure has been used as an estimate for our obligations under that agreement for fiscal 2004 and each fiscal year thereafter. The agreements with Caxton-Iseman and Sentinel Capital are of perpetual duration, and hence no estimate of the aggregate amount of future obligations (represented in the "Thereafter" column, above) is provided.

OTHER COMMERCIAL COMMITMENTS

    The following table provides aggregate information about our commercial commitments and the fiscal year in which they expire:

                 AMOUNT OF COMMITMENT EXPIRATION BY FISCAL YEAR

                                        2004      2005       2006     2007     THEREAFTER       TOTAL
                                      ---------  -------   --------  -------  -------------   ----------
                                                                (IN THOUSANDS)
Letters of credit(1).............     $  27,116  $    --   $     --  $    --  $          --   $   27,116
Management loan guarantees(2)....
                                             --       --         --       --            499          499
                                      ---------  -------   --------  -------  -------------   ----------
     Total commercial commitments
                                      $  27,116  $    --   $     --  $    --  $         499   $   27,615
                                      =========  =======   ========  =======  =============   ==========

----------


(1) Our outstanding letters of credit are payable at various times with final payments becoming due in May 2004. As of July 2, 2003, the total borrowing availability under the revolving credit facility was $21,000,000 and the total borrowing capacity under the letter of credit facility was $1,883,640.

(2) The management loan guarantees comprise our guarantee on loans provided by U.S. Bank to certain members of management. See "Certain Relationships and Related Transactions."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                         BUFFETS, INC. AND SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Independent Auditors' Report...........................................     33

Consolidated Balance Sheets as of January 2, 2002,
July 3, 2002 and July 2, 2003..........................................     34

Consolidated Statements of Operations for the Period
from December 30, 1999 through October 1, 2000, for the
Period from October 2, 2000 through January 3, 2001, for
the Year Ended January 2, 2002, for the Twenty-Six Week
Transitional Period Ended July 3, 2002 and for the Year
Ended July 2, 2003.....................................................     35

Consolidated Statements of Shareholder's Equity (Deficit)
for the Period from December 30, 1999 through October 1, 2000, for the Period from October 2, 2000 through January 3, 2001, for the Year Ended January 2, 2002, for the Twenty-Six Week
Transitional Period Ended July 3, 2002 and for the Year
Ended July 2, 2003.....................................................     36

Consolidated Statements of Cash Flows for the Period from
December 30, 1999 through October 1, 2000, for the
Period from October 2, 2000 through January 3, 2001,
for the Year Ended January 2, 2002, for the Twenty-Six
Week Transitional Period Ended July 3, 2002 and for the
Year Ended July 2, 2003................................................     37

Notes to Consolidated Financial Statements.............................     39

                          INDEPENDENT AUDITORS' REPORT




To the Shareholder of Buffets, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Buffets, Inc. (a Minnesota corporation) and Subsidiaries (the Company) as of July 2, 2003, July 3, 2002 and January 2, 2002, and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows for the year ended July 2, 2003, the twenty-six week transitional period ended July 3, 2002, the year ended January 2, 2002, the period from inception (October 2, 2000) through January 3, 2001 and the period from December 30, 1999 through October 1, 2000 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Buffets, Inc. and Subsidiaries as of July 2, 2003, July 3, 2002 and January 2, 2002, and the results of their operations and their cash flows for the year ended July 2, 2003, the twenty-six week transitional period ended July 3, 2002, the year ended January 2, 2002, the period from inception (October 2, 2000) through January 3, 2001, the period from December 30, 1999 through October 1, 2000 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
September 15, 2003

                         BUFFETS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        JANUARY 2,      JULY 3,     JULY 2,
                                                                          2002          2002         2003
                                                                        ----------     --------     --------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................        $ 27,555      $  8,304     $ 15,747
  Receivables....................................................           8,093         8,694        6,586
  Inventories....................................................          18,439        18,632       18,462
  Prepaid expenses and other current assets......................           8,529        10,086        8,039
  Assets held for sale...........................................              --            --        1,390
  Deferred income taxes..........................................          15,027        19,000       15,216
                                                                         --------      --------     --------
          Total current assets...................................          77,643        64,716       65,440
PROPERTY AND EQUIPMENT, net......................................         203,742       198,350      154,140
GOODWILL, net....................................................         312,163       312,163      312,163
ASSETS HELD FOR SALE.............................................          28,352        24,952           --
DEFERRED INCOME TAXES............................................           1,000            --        2,932
OTHER ASSETS, net................................................          14,878        15,445       18,311
                                                                         --------      --------     --------
          Total assets...........................................        $637,778      $615,626     $552,986
                                                                         ========      ========     ========
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable...............................................        $ 29,028      $ 37,419     $ 43,777
  Accrued liabilities (Note 3)...................................          83,654        92,442       77,407
  Income taxes payable...........................................           5,123         2,804        4,787
  Current maturities of long-term debt...........................          42,224         2,450        1,735
                                                                         --------      --------     --------
          Total current liabilities..............................         160,029       135,115      127,706
LONG-TERM DEBT, net of current maturities........................         305,996       463,767      392,023
DEFERRED INCOME TAXES............................................              --           175           --
DEFERRED LEASE OBLIGATIONS.......................................          18,463        18,829       19,713
OTHER LONG-TERM LIABILITIES......................................           4,632         4,525        7,889
                                                                         --------      --------     --------
          Total liabilities......................................         489,120       622,411      547,331
                                                                         --------      --------     --------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDER'S EQUITY (DEFICIT):
  Common stock, $.01 par value, 100 shares authorized; 100
     shares issued and outstanding...............................              --            --           --
  Additional paid-in capital.....................................         135,371            --           --
  Retained earnings (accumulated deficit)........................          13,287        (6,785)       5,655
                                                                         --------      --------     --------
          Total shareholder's equity (deficit)...................         148,658        (6,785)       5,655
                                                                         --------      --------     --------
          Total liabilities and shareholder's equity (deficit)...        $637,778      $615,626     $552,986
                                                                         ========      ========     ========

       The accompanying notes are an integral part of these consolidated financial statements.


                         BUFFETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 (PREDECESSOR)                                       (SUCCESSOR)
                                                   FOR THE          (SUCCESSOR)                       FOR THE
                                                   PERIOD          FOR THE PERIOD                      TWENTY-
                                                    FROM           FROM INCEPTION    (SUCCESSOR)      SIX WEEK        (SUCCESSOR)
                                                 DECEMBER 30,       (OCTOBER 2,      FOR THE YEAR    TRANSITIONAL    FOR THE YEAR
                                                 1999 THROUGH      2000) THROUGH        ENDED        PERIOD ENDED       ENDED
                                                  OCTOBER 1,        JANUARY 3,        JANUARY 2,       JULY 3,         JULY 2,
                                                     2000              2001              2002            2002           2003
                                                 ------------      -------------     ------------    ------------    ------------
                                                                            (IN THOUSANDS)
RESTAURANT SALES...........................      $ 781,153          $ 239,370        $1,044,734        $ 527,084       $ 985,286
RESTAURANT COSTS:
  Food.....................................        246,404             75,756           326,271          163,649         311,891
  Labor....................................        239,950             75,972           326,423          164,264         313,532
  Direct and occupancy.....................        170,489             52,651           233,375          117,004         225,417
                                                 ---------          ---------        ----------        ---------       ---------
          Total restaurant costs...........        656,843            204,379           886,069          444,917         850,840
ADVERTISING EXPENSES.......................         21,888              5,726            27,640           14,349          28,589
GENERAL AND ADMINISTRATIVE
  EXPENSES.................................         39,217             12,204            50,320           25,554          45,382
GOODWILL AMORTIZATION......................            878              2,543            10,942               --              --
IMPAIRMENT OF ASSETS.......................             --                 --                --               --           4,803
GAIN ON SALE OF ORIGINAL ROADHOUSE GRILL
RESTAURANTS................................             --                 --                --               --          (7,088)
LOSS ON SALE LEASEBACK TRANSACTIONS........
                                                        --                 --                --               --           5,856
ACQUISITION-RELATED
  COSTS....................................         14,902                 --                --               --              --
                                                 ---------          ---------        ----------        ---------       ---------
OPERATING INCOME...........................         47,425             14,518            69,763           42,264          56,904
INTEREST EXPENSE...........................          1,970             13,078            43,405           15,076          40,146
INTEREST INCOME............................         (4,638)              (267)             (698)            (212)           (307)
LOSS RELATED TO
  REFINANCING..............................             --                 --                --           38,476              --
OTHER INCOME...............................         (1,126)              (340)           (1,040)            (598)         (1,270)
                                                 ---------          ---------        ----------        ---------       ---------
INCOME (LOSS) BEFORE INCOME
  TAXES....................................         51,219              2,047            28,096          (10,478)         18,335
INCOME TAX EXPENSE
  (BENEFIT)................................         19,974              1,468            15,388           (3,450)          5,319
                                                 ---------          ---------        ----------        ---------       ---------
          Net income (loss)................      $  31,245          $     579        $   12,708        $  (7,028)      $  13,016
                                                 =========          =========        ==========        =========       =========

              The accompanying notes are an integral part of these consolidated financial statements.


                         BUFFETS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)



                                                             COMMON STOCK                                RETAINED
                                                       -----------------------                           EARNINGS
                                                                                      ADDITIONAL        (ACCUMULATED
                                                         SHARES         AMOUNT      PAID-IN CAPITAL       DEFICIT)         TOTAL
                                                       ----------       ------      ---------------     ------------       -----
                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 29, 1999(PREDECESSOR).........         41,545,359      $ 415         $ 111,152          $194,816        $306,383
  Net income....................................                 --         --                --            31,245          31,245
  Common stock issued under employees'
    stock option plans..........................            313,435          3             2,549                --           2,552
  Tax benefit from early disposition of
    common stock issued under employees'
    stock option plans..........................                 --         --             6,231                --           6,231
                                                       ------------      -----         ---------          --------      ----------
BALANCE, OCTOBER 1, 2000 (PREDECESSOR)..........         41,858,794      $ 418         $ 119,932          $226,061      $  346,411
                                                       ============      =====         =========          ========      ==========

BALANCE, OCTOBER 2, 2000 (SUCCESSOR)............                100      $  --         $ 135,371          $     --      $  135,371
  Net income....................................                 --         --                --               579             579
                                                       ------------      -----         ---------          --------      ----------
BALANCE, JANUARY 3, 2001 (SUCCESSOR)............                100         --           135,371               579         135,950
  Net income....................................                 --         --                --            12,708          12,708
                                                       ------------      -----         ---------          --------      ----------
BALANCE, JANUARY 2, 2002  (SUCCESSOR)...........                100         --           135,371            13,287         148,658
  Redemption of stock warrants..................                 --         --            (4,060)           (3,140)          (7,200)
  Capital distribution..........................                 --         --          (131,311)           (9,904)        (141,215)
  Net loss......................................                 --         --                --            (7,028)          (7,028)
                                                       ------------      -----         ---------          --------      ----------
BALANCE, JULY 3, 2002 (SUCCESSOR)...............                100         --                --            (6,785)          (6,785)
  Capital distribution..........................                 --         --                --              (576)            (576)
  Net income....................................                 --         --                --            13,016          13,016
                                                       ------------      -----         ---------          --------      ----------
BALANCE. JULY 2, 2003 (SUCCESSOR)                               100      $  --         $      --          $  5,655      $    5,655
                                                       ============      =====         =========          ========      ==========

       The accompanying notes are an integral part of these consolidated financial statements.


                         BUFFETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                (PREDECESSOR)       (SUCCESSOR)                      (SUCCESSOR)
                                                FOR THE PERIOD    FOR THE PERIOD                    FOR THE TWENTY-     (SUCCESSOR)
                                                     FROM         FROM INCEPTION    (SUCCESSOR)       SIX WEEK           FOR THE
                                                 DECEMBER 30,       (OCTOBER 2,     FOR THE YEAR     TRANSITIONAL          YEAR
                                                 1999 THROUGH      2000) THROUGH       ENDED         PERIOD ENDED          ENDED
                                                  OCTOBER 1,        JANUARY 3,       JANUARY 2.         JULY 3,            JULY 2,
                                                     2000              2001             2002             2002              2003
                                                -------------     --------------    ------------    --------------       ----------
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).......................        $ 31,245          $     579         $ 12,708        $ (7,028)           $ 13,016
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities-
    Depreciation and amortization.........          32,368             11,311           53,404          20,409              36,885
    Amortization of debt issuance costs...             174              1,042            3,905           1,617               1,182
    Net loss related to refinancing:
      Write-off of debt issuance costs....              --                 --               --          11,022                 --
      Accrued redemption fees.............              --                 --               --          17,000                 --
      Original issue discount expensed....              --                 --               --           4,107                 --
     Accretion of original issue discount.              --                179              773             357                 739
    Deferred interest.....................              --                310            1,269             614                 --
    Impairment of assets..................              --                 --               --              --              4,803
    Asset write-downs.....................              --                 --              491              --                 --
    Tax benefit from early disposition of
     common stock.........................           6,231                 --               --              --                 --
    Deferred income taxes.................          (7,968)             1,377               21          (2,798)                677
    Gain on sale of Original Roadhouse
     Grill restaurants....................              --                 --               --              --              (7,088)
    Loss on disposal of assets............             544                 --              361              89                 565
    Loss on sale leaseback transactions...              --                 --               --              --               5,856
    Changes in assets and liabilities:
      Receivables.........................           3,299             (3,147)          (1,150)           (859)              2,250
      Inventories.........................             341                235              690            (193)                170
      Prepaid expenses and other assets...          (1,832)               383           (1,571)         (1,557)              2,047
      Accounts payable....................           3,511              5,456           (7,939)          6,399               8,350
      Accrued and other liabilities.......          14,204              7,531            2,837          (7,202)            (13,779)
      Income taxes payable/refundable.....           5,705                 91            3,204          (2,319)              1,983
                                                  --------          ---------         --------        --------            --------
        Net cash provided by operating
       activities.........................          87,822             25,347           69,003          39,658              57,656
                                                  --------          ---------         --------        --------            --------
INVESTING ACTIVITIES:
  Proceeds from sale leaseback transactions             --             19,601           39,075           2,281              26,117
  Proceeds from sale of Original Roadhouse
   Grill restaurants......................              --                 --               --              --              25,850
  Purchase of fixed assets................         (35,596)           (14,389)         (38,096)        (14,280)            (25,722)
  Proceeds from sale of other assets......              --                 --            1,651           1,130                 971
  Purchase of other assets................          (1,417)              (672)             (55)           (468)               (554)
                                                  --------          ---------         --------        --------            --------
        Net cash provided by (used in)
           Investing activities...........         (37,013)             4,540            2,575         (11,337)             26,662
                                                  --------          ---------         --------        --------            --------


                         BUFFETS, INC. AND SUBSIDIARIES


                                                (PREDECESSOR)       (SUCCESSOR)                      (SUCCESSOR)
                                                FOR THE PERIOD    FOR THE PERIOD                    FOR THE TWENTY-
                                                     FROM         FROM INCEPTION    (SUCCESSOR)       SIX WEEK         (SUCCESSOR)
                                                 DECEMBER 30,       (OCTOBER 2,     FOR THE YEAR     TRANSITIONAL      FOR THE YEAR
                                                 1999 THROUGH      2000) THROUGH       ENDED         PERIOD ENDED         ENDED
                                                  OCTOBER 1,        JANUARY 3,       JANUARY 2,         JULY 3,            JULY2,
                                                     2000              2001            2002              2002              2003
                                                -------------      -------------    ------------    ---------------    ------------
                                                                                  (IN THOUSANDS)
FINANCING ACTIVITIES:
  Repayment of debt.....................              (332)           (48,819)         (53,896)       (353,298)            (73,198)
  Payments of capital leases............              (686)                --               --              --                 --
  Repurchase of common stock............                --           (596,473)              --              --                 --
  Issuance of common stock, net.........                --            124,202               --              --                 --
  Proceeds from exercise of employee stock                                                                                     --
   options..............................             2,552                 --               --              --
  Proceeds from (repayment of) revolving                                                                                       --
   credit facility......................                --              5,000           (5,000)             --
  Proceeds from issuance of subordinated                                                                                       --
   notes................................                --             95,000               --         221,217
  Proceeds from Credit Facility.........                --            310,000               --         245,000                 --
  Capital distributions.................                --                 --               --        (148,415)               (576)
  Transaction-related costs.............                --            (12,009)              --              --                 --
  Debt issuance costs...................                --            (15,695)            (823)        (12,076)             (3,101)
                                                  --------          ---------         --------       ---------           ---------
        Net cash provided by (used in)
           Financing activities.........             1,534           (138,794)         (59,719)        (47,572)            (76,875)
                                                  --------          ---------         --------       ---------           ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.
                                                    52,343           (108,907)          11,859         (19,251)              7,443
CASH AND CASH EQUIVALENTS, beginning of
   period...............................            72,260            124,603           15,696          27,555               8,304
                                                  --------          ---------         --------       ---------           ---------
CASH AND CASH EQUIVALENTS, end of period
                                                  $124,603          $  15,696         $ 27,555       $   8,304           $  15,747
                                                  ========          =========         ========       =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest (net of capitalized interest
      of $368, $170, $369, $158 and $288,
      respectively).....................          $  2,457          $  10,288         $ 35,546       $  16,526           $  26,956
                                                  ========          =========         ========       =========           =========
    Income taxes........................          $ 16,039          $     602         $ 11,725       $   1,587           $   3,351
                                                  ========          =========         ========       =========           =========
  Non-cash investing activities during the
   period for-
   Note receivable on sale of Original
     Roadhouse Grill restaurants........          $     --          $      --         $     --       $      --           $   2,500
                                                  ========          =========         ========       =========           =========

        The accompanying notes are an integral part of these consolidated financial statements.


                         BUFFETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 NATURE OF ORGANIZATION

COMPANY BACKGROUND

    Buffets Holdings, Inc. (Buffets Holdings), a Delaware corporation, was formed to acquire 100 percent of the common stock of Buffets, Inc. and its subsidiaries (the Company) in a buyout (the Acquisition) from public shareholders. On October 2, 2000, pursuant to a sale agreement dated September 29, 2000 between Buffets Holdings and Caxton-Iseman Investments LLP (Caxton-Iseman), Buffets Holdings acquired the common stock of Buffets, Inc. for a total of $639.8 million funded by (i) $85 million in cash held by the Company,
(ii) $310 million borrowed under a $340 million senior credit agreement, (iii) 14 percent senior subordinated notes due September 29, 2008 in the principal amount of $80 million, (iv) 16 percent senior subordinated notes due September 29, 2008 in the principal amount of $15 million, (v) warrants to purchase 205,696 shares of common stock and 61,709 shares of preferred stock, (vi) $20 million in proceeds from the sale and leaseback of the Company's Eagan, Minnesota, headquarters facility, and (vii) $130 million of capital contributions from Caxton-Iseman, Sentinel Capital and members of management.

    The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed by Buffets Holdings were recorded at fair value as of the date of the Acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed totaling $325.5 million was recorded as goodwill and pushed down to the Company. In addition, $14.9 million of acquisition-related costs were recognized as a charge to the statement of operations for the period from December 30, 1999 through October 1, 2000. These charges were comprised of approximately $6.9 million of transaction-related costs, $3 million in public shareholder litigation settlements and $5 million in risk reserve adjustments. The public shareholder litigation settlements and the risk reserve requirements were included in acquisition-related costs because they were required as a condition of closing the buyout from public shareholders.

    On June 28, 2002, the Company entered into new debt agreements to refinance its existing debt, make a distribution to Buffets Holdings, and repurchase its outstanding preferred stock warrants. The Company received $466.2 million in gross proceeds from the issuance of 11 1/4% senior subordinated notes due July 15, 2010 in the principal amount of $230 million, net of discount of $8.8 million, and $245.0 million borrowed under a new $295.0 million senior credit facility. The Company incurred $14.1 million in transaction fees related to the refinancing transactions. The net proceeds from the new debt agreements, cash on hand and a $17 million short-term redemption fee payable were used to (i) repay the remaining principal indebtedness under the Company's former credit facility of $212.4 million, (ii) redeem the $80.0 million aggregate principal amount of its 14% senior subordinated notes due September 29, 2008, (iii) redeem the $15.0 million aggregate principal amount of Buffets Holdings' 16% senior subordinated notes due September 29, 2008 and $2.2 million in deferred interest, (iv) pay $4.3 million in accrued interest, (v) pay $20.5 million in prepayment and make-whole redemption fees, (vii) make a $141.2 million distribution to Buffets Holdings, and (viii) pay $7.2 million to repurchase Buffets Holdings' preferred stock warrants. In connection with the transactions, the Company incurred a loss of $38.5 million. The loss related to refinancing consisted of $20.5 million for the prepayment and make-whole redemption fees, $11.0 million write-off of financing costs related to the retired debt, $4.1 million of unamortized debt discount related to the 16% and 14% senior subordinated notes, $2.1 million paid to the holders of the common stock warrants, and $0.8 million in expenses.

DESCRIPTION OF BUSINESS

    The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Granny's Buffet, Country Roadhouse Buffet & Grill, Tahoe Joe's Famous Steakhouse and Soup 'N Salad Unlimited in the United States. Until June 2003, the Company also operated 13 Original Roadhouse Grill restaurants. The Company, operating principally in the mid-scale family dining industry segment, owned and operated 372 restaurants (364 family buffet restaurants) and franchised 23 restaurants operating as of July 2, 2003.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

FISCAL YEAR

    Beginning July 3, 2002, the Company changed its fiscal year so that it ends on the Wednesday nearest June 30 of each year. The Company's new fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12, 12, 16, and 12 or 13 weeks, respectively. Prior to July 3, 2002, its fiscal year ended on the Wednesday nearest December 31 of each year and was comprised of 52 or 53 weeks divided into four fiscal quarters of 16, 12, 12, and 12 or 13 weeks, respectively. All references herein to "2003" represent the 52-week period ended July 3, 2003. All references herein to "2002" represent the 26-week period ended July 3, 2002. All references herein to "2001" represent the 52-week period ended January 2, 2002.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    Investments with original maturities of three months or less are considered to be cash equivalents and are recorded at cost, which approximates market value. Cash equivalents consist principally of commercial paper and money market funds.

RECEIVABLES

    Receivables primarily consist of credit card receivables, landlord receivables and vendor rebates. Landlord receivables represent the portion of costs for leasehold improvements remaining to be reimbursed by landlords at year-end. Vendor rebates result from discounts on purchases negotiated with the vendors. Rebates are recorded as a reduction to food costs in the statement of operations as the associated food cost is recognized.

INVENTORIES

    Inventories, consisting primarily of food, beverage, china and smallwares for each restaurant location, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for food and beverage inventories. China and smallwares are stated at their original cost and subsequent additions and replacements are expensed as purchased.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. Equipment is depreciated over estimated useful lives, ranging from 3 to 10 years. Leasehold improvements are amortized over the terms of the related leases, generally 10 to 15 years. Buildings are depreciated over estimated useful lives, generally 39 1/2 years.

    Maintenance and repairs are charged to expense as incurred. Major improvements, which extend the useful life of an item, are capitalized and depreciated. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

    Property and equipment was as follows (in thousands):

                                    JANUARY 2,      JULY 3,      JULY 2,
                                       2002          2002         2003
                                   ------------   -----------  -----------
Land............................   $        745   $     1,662  $     1,669
Buildings.......................             --           174        2,696
Equipment.......................        104,505       111,611      117,928
Leasehold improvements..........        144,571       148,210      121,140
Less- Accumulated depreciation
   and amortization.............         46,079        63,307       89,293
                                   ------------   -----------  -----------
                                   $    203,742   $   198,350  $   154,140
                                   ============   ===========  ===========

    The Company sold 23 restaurant locations in 2001, one location in 2002 and 30 locations in 2003. The Company leased the restaurants back applying provisions of Statement of Financial Accounting Standards (SFAS) No. 98, "Accounting for Leases." Net proceeds from the transactions were approximately $39.1 million in 2001, $2.3 million in 2002 and $26.1 million in 2003. The aggregate initial annual rent associated with the sale and leaseback transactions was $3.2 million in 2001, $0.2 million in 2002 and $3.7 million in 2003. The Company did not recognize a gain or loss on these transactions in 2001 or 2002, but recorded a loss of $5.9 million in 2003. The losses primarily reflected the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of $3.6 million in 2003. This deferred gain is being accreted over the life of the respective restaurant leases, ranging from 17 to 25 years. The Company does not have any continuing involvement with these sale and leaseback locations. These leases are accounted for as operating leases.

GOODWILL

    Goodwill, a result of the Acquisition, represents the excess of cost over net assets acquired. Goodwill was amortized on a straight-line basis over 15 to 30 years until the adoption of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 3, 2002. Accumulated amortization for goodwill was $13.5 million as of January 2, 2002 and July 3, 2002. There were no goodwill impairment charges for any of the periods presented.

    Based on the Company's current cash flows, the fair value of its goodwill exceeds the carrying amount of this asset. The effect of SFAS No. 142 on the results of operations for the period from December 30, 1999 through October 1, 2000, the period from inception (October 2, 2000) through January 3, 2001, 2001, 2002 and 2003 was as follows (in thousands):


                                             (SUCCESSOR)
                       (PREDECESSOR)        FOR THE PERIOD                       (SUCCESSOR)
                       FOR THE PERIOD          FROM                              FOR THE 26-
                            FROM             INCEPTION         (SUCCESSOR)          WEEK               (SUCCESSOR)
                        DECEMBER 30,         (OCTOBER 2        FOR THE YEAR      TRANSITIONAL          FOR THE YEAR
                        1999 THROUGH        2000) THROUGH          ENDED         PERIOD ENDED             ENDED
                         OCTOBER 1,           JANUARY 3,         JANUARY 2,         JULY 3,               JULY 2,
                           2000                  2001               2002             2002                  2003
                       -------------        -------------      ------------      ------------          ------------
Reported net income
  (loss)............       $ 31,245             $  579              $12,708           $ (7,028)        $  13,016
Add: goodwill
  Amortization......            878              2,543               10,942                 --                --
Add: liquor license
  Amortization......             10                  2                   23                 --                --
                           --------             ------              -------           --------          --------
  Adjusted net income
    (loss)..........       $ 32,133             $3,124              $23,673           $ (7,028)        $  13,016
                           ========             ======              =======           ========         =========

ASSETS HELD FOR SALE

    Assets held for sale include net assets such as land, buildings and equipment that are in the process of being sold and are recorded at the lower of carrying value or fair market value less costs to sell based upon valuation estimates from brokers and negotiations with prospective purchasers, as follows (dollars in thousands):


                                                                                        CARRYING AMOUNTS AS OF
                                                                                        ----------------------
DESCRIPTION OF ASSETS TO BE    FACTS AND CIRCUMSTANCES LEADING TO             JANUARY 2,        JULY 3,       JULY 2,
DISPOSED                       EXPECTED DISPOSAL                                2002             2002           2003
---------------------------    ----------------------------------             ----------        ------         ------
Undeveloped properties         Decision not to develop; sold two properties      $ 1,843        $ 1,843        $   698
                               in 2003
Non-restaurant property        Decision to reduce fixed overhead; changed
                               decision in 2003 due to increased utilization         929            929             --
Restaurant in Texas            Decision to sell underperforming restaurant           692            692            692
Restaurant in Oregon           Decision to perform sale leaseback
                               transaction; sold in 2002                           2,281             --             --
Original Roadhouse Grill       Decision to sell brand to reduce debt burden;
restaurants                    sold in 2003                                       22,607         21,488             --
                                                                                 -------        -------        -------
                                                                                 $28,352        $24,952        $ 1,390
                                                                                 =======        =======        =======


    The expected disposal dates of the assets to be disposed were uncertain prior to 2003, thereby resulting in their non-current classification for those periods. The Company recorded an adjustment to direct and occupancy costs to reduce the carrying amount of the non-restaurant property, upon the decision to retain the facility, of approximately $0.1 million in 2003. The restaurants held for sale had revenues of approximately $38.6 million and operating income of approximately $3.2 million for 2003. The sale of the Original Roadhouse Grill restaurants in June 2003 resulted in a gain of approximately $7.1 million, which has been presented as a separate line item in the accompanying consolidated statements of operations.

OTHER ASSETS

    Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $5.1 million, $0.1 million and $1.3 million as of January 2, 2002, July 3, 2002 and July 2, 2003, respectively. Debt issuance costs, associated with a refinancing transaction completed on June 28, 2002, represent the costs incurred to enter into the senior credit agreement and issue the senior subordinated notes. The debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are not amortized, as they have indefinite lives. Notes receivable principally arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $1.6 million as of January 2, 2002, $0.8 million as of July 3, 2002 and $3.4 million as of July 2, 2003. The notes receivable had due dates between 2004 and 2008.

    The gross carrying amount and accumulated amortization of each major intangible asset class was as follows (in thousands):



                                FRANCHISE FEES               TRADEMARKS              LIQUOR LICENSES                TOTAL
                           -----------------------    -----------------------     ----------------------     ----------------------
                             GROSS                      GROSS                       GROSS                      GROSS
                           CARRYING   ACCUMULATED     CARRYING    ACCUMULATED     CARRYING   ACCUMULATED     CARRYING   ACCUMULATED
                            AMOUNT   AMORTIZATION      AMOUNT    AMORTIZATION      AMOUNT   AMORTIZATION      AMOUNT   AMORTIZATION
                           --------  ------------     --------   ------------     --------  ------------     --------  ------------
BALANCE, January 2, 2002.    $ 69        $ (21)         $ 34         $ (10)        $ 469        $ (25)        $ 572        $ (56)
FY 2002 Activity:
  Amortization...........      --           (9)           --            (4)           --           --            --          (13)
  Reductions ............      --           --            --            --           (12)          --           (12)          --
                             ----        -----          ----         -----         -----        -----         -----        -----
BALANCE, July 3, 2002....      69          (30)           34           (14)          457          (25)          560          (69)
FY 2003 Activity:
  Amortization...........      --          (14)           --            (7)           --           --             --         (21)
  Reductions.............      --           --            --            --          (140)          --          (140)          --
                             ----        -----          ----         -----         -----        -----         -----        -----
BALANCE, July 2, 2003....    $ 69        $ (44)         $ 34         $ (21)        $ 317        $ (25)        $ 420        $ (90)
                             ====        =====-         ====         =====-        =====        =====-        =====        =====-




    The estimated amortization expense for each of the next two years is approximately $20,000 at which time franchise fees and trademarks are expected to be fully amortized.

RECOVERABILITY OF LONG-LIVED ASSETS

    The Company periodically evaluates long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses and the other factors described to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant, including disposal value, if any, are less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges in 2000 or 2001. During 2002, the Company expensed approximately $1.1 million relating to the impairment of assets associated with 12 restaurants (see footnote 3). During 2003, the Company expensed approximately $4.8 million relating to the impairment of long-lived assets for 27 restaurants, as well as an additional $0.8 million related to the impairment of assets associated with 12 restaurants (see footnote 3).

PRE-OPENING COSTS

    Costs incurred in connection with the opening of new restaurants are expensed as incurred in accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires companies to expense as incurred all start-up and pre-opening costs that are not otherwise capitalized as long-lived assets.

ADVERTISING EXPENSES

    Advertising costs are charged to expense as incurred.

INCOME TAXES

    The Company utilizes SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.

JOINT VENTURES

    As of July 2, 2003, the Company had one joint venture, Tahoe Joe's Inc., which owned and operated our Tahoe Joe's Famous Steakhouses. The Company had an 80% interest in Tahoe Joe's Inc., and a call option with respect to the remaining 20% interest of the minority holder. The minority holder had a corresponding put option with respect to his shares. The Company exercised its call option with respect to the minority holder's share subsequent to year-end and purchased the 20% interest of the minority holder for $370,000 (see footnote
13).

REVENUE RECOGNITION

    The Company's restaurant sales include proceeds from the sale of food and beverages at Company-owned restaurants.

    The Company recognizes franchise income for royalty fees and initial franchise fees received from franchisees. Initial fees are recognized as income when required obligations under the terms of the franchise agreement are fulfilled. Royalty fees are based on gross sales and are recognized in income as sales are generated. Franchise income was $1.2 million for the period from December 30, 1999 through October 1, 2000, $0.3 million for the period from inception (October 2, 2000) through January 3, 2001, $1.3 million for 2001, $0.7 million for 2002 and $1.2 million for 2003. Franchise income is included in other income in the accompanying consolidated statements of operations.

    The Company sells gift cards at its restaurants. Revenues are recognized upon the redemption of the gift cards. Unearned revenue represents gift cards sold and not yet redeemed and is included in accrued liabilities in the accompanying consolidated balance sheets.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, receivables, notes receivable, accounts payable and long-term debt for which current carrying amounts are equal to or approximate fair market values. The following methods were used in estimating the fair value of each class of financial instrument:

    For cash equivalents, receivables and accounts payable the carrying amounts approximate fair value because of the short duration of these financial instruments. The fair value of notes receivable is estimated based on the present value of expected future cash flows discounted at the interest rate currently offered by the Company which approximates rates currently being offered by local lending institutions for loans of similar terms to companies of comparable credit risk. The fair value of long-term debt is estimated by discounting future cash flows for these instruments using the Company's expected borrowing rate for debt of comparable risk and maturity.

SEGMENT REPORTING

    The Company operates principally in the mid-scale family dining industry segment in the United States, providing similar products to similar customers. The company's restaurants possess similar economic characteristics resulting in similar long-term expected financial performance characteristics. Revenues are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue. Management believes that the Company meets the criteria for aggregating its operations into a single reporting segment.

RECLASSIFICATIONS

    Certain amounts shown in the prior-period consolidated financial statements have been reclassified to conform with the current year consolidated financial statement presentation. These reclassifications had no effect on net income or shareholder's equity as previously presented.

3 RECENT ACCOUNTING PRONOUNCEMENTS

    In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. SFAS No. 146 had no impact on our consolidated results of operations, financial position or cash flow for 2003.

4 ACCRUED LIABILITIES

    Accrued liabilities consisted of the following (in thousands):

                                      JANUARY 2,      JULY 3,      JULY 2,
                                        2002           2002         2003
                                      ---------      ---------    ---------
Accrued compensation...............   $  20,043      $  21,764    $  20,599
Redemption fee payable.............          --         17,000           --
Accrued workers' compensation......      12,749         13,468       16,894
Accrued insurance..................       9,883         10,203        8,513
Accrued store closing costs........       9,378          7,091        2,782
Unearned revenue...................       8,063          5,306        4,521
Accrued sales taxes................       5,058          4,454        3,921
Accrued other......................      18,480         13,156       20,177
                                      ---------      ---------    ---------
                                      $  83,654      $  92,442    $  77,407
                                      =========      =========    =========

    All of the store closing activity recorded in the store closing cost accrual as of July 2, 2003 relates to store closings identified and recognized prior to December 31, 2002. The Company provided for these store closing costs, specifically identified and approved for closure in the succeeding year, in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". The store closing costs are principally comprised of lease termination costs and obligations net of sublease and other cash receipts and employee termination benefits as summarized below (in thousands):


                                                          JANUARY 2,     JULY 3,      JULY 2,
                                                            2002          2002          2003
                                                          --------      --------     ---------
Lease termination costs and obligations, net of
  sublease and other cash receipts...................      $ 9,198      $  6,926     $   2,782
Employee termination benefits........................          180           165            --
                                                           -------      --------     ---------
     Total accrued store closing costs...............      $ 9,378      $  7,091     $   2,782
                                                           =======      ========     =========


    The following table summarizes store closing reserve activity by type of cost for the past two fiscal years (in thousands):


                                                                    (SUCCESSOR)
                                                                      FOR THE
                                                                     TWENTY-SIX           (SUCCESSOR)
                                                                 WEEK TRANSITIONAL        FOR THE YEAR
                                                                    PERIOD ENDED             ENDED
                                                                    JULY 3, 2002          JULY 2, 2003
                                                                    ------------          ------------
BALANCE, beginning of year.................................         $   9,378               $  7,091
  Additions:
  Lease obligations charged to earnings (as direct
     and occupancy costs)..................................               450                    167
  Employee termination benefits charged to earnings
     (as direct and occupancy costs).......................               112                     83
  Reductions:
     Cash payments:
       Lease termination costs and obligations.............             1,630                  3,471
       Employee severance benefits.........................               127                    248
     Change in lease obligation accrual assumptions........             1,092                    840
                                                                    ---------               --------
BALANCE, end of year.......................................         $   7,091               $  2,782
                                                                    =========               ========


    The change in accrual assumptions is based on the Company receiving greater than planned sublease and other cash receipts during 2002 and 2003. The expense recovery was included in the same line item in the statement of operations as the Company's impairment of underperforming restaurant properties.

    The following table summarizes planned and actual store closing activity for the past two fiscal years:


                                                               (SUCCESSOR)
                                                           FOR THE TWENTY-SIX
                                                            WEEK TRANSITIONAL         (SUCCESSOR)
                                                              PERIOD ENDED        FOR THE YEAR ENDED
                                                              JULY 3, 2002           JULY 2, 2003
                                                              ------------           ------------
Number of stores:
  Expected to close as of the beginning of the period......        12                     13
     Closed during the period..............................         9                     14
      Identified for closure during the period.............        10                      4
                                                                  ---                    ---
  Expected to close as of the end of the period............        13                      3
                                                                  ===                    ===
Number of employees:
  Expected to be terminated as of the beginning of
     the period............................................       420                    455
  Terminated during the period.............................       310                    490
  Identified for termination during the period.............       350                    140
  Expected to be terminated as of the end of the period....       455                    105


    The remaining store closing reserves are expected to be paid, or incurred, by year as follows (in thousands):

             2004............        $  1,625
             2005............             215
             2006............             191
             2007............             175
             2008............             165
             Thereafter......             411
                                     --------
                                     $  2,782

5 LONG-TERM DEBT

    Long-term debt outstanding was as follows (in thousands):

                                                                  JANUARY 2,      JULY 3,        JULY 2,
                                                                     2002          2002           2003
                                                                  ----------    ----------      ----------
Credit Facility:
  Revolving credit facility.................................      $       --    $       --      $       --
  Tranche A, interest at LIBOR plus 3.25%, due
     Quarterly through September 30, 2005 (interest rates
     from 5.8% to 7.0% as of January 2, 2002)...............         117,762            --              --
  Tranche B, interest at LIBOR plus 3.75%, due
     Quarterly through March 31, 2007 (interest rates
     from 6.3% to 7.5% as of January 2, 2002)...............         138,342            --              --
  Term loan, interest at LIBOR plus 3.50%, due
     Quarterly through June 28, 2009 (interest rate
     at 4.6% as of July 2, 2003)............................              --       245,000         171,802
                                                                  ----------    ----------      ----------
          Total Credit Facility.............................         256,104       245,000         171,802
Senior subordinated notes, interest at 14% and 16%,
  due September 29, 2008, net of discount of $4,464 at
  January 2,  2002..........................................          92,116            --              --
Senior subordinated notes, interest at 11.25%, due
  July 15, 2010, net of discount of $8,783 at July
  3, 2002 and $8,044 at July 2, 2003........................              --       221,217         221,956
                                                                  ----------    ----------      ----------
          Total long-term debt..............................         348,220       466,217         393,758
Less-- Current maturities...................................          42,224         2,450           1,735
                                                                  ----------    ----------      ----------
                                                                  $  305,996    $  463,767      $  392,023
                                                                  ==========    ==========      ==========


    As of July 2, 2003, future maturities of long-term debt by year were as follows (in thousands):

               2004..............          $      1,735
               2005..............                 1,735
               2006..............                 1,735
               2007..............                 1,735
               2008..............                 1,735
               Thereafter........               393,127
                                           ------------
                                           $    401,802

CREDIT FACILITY

    On June 28, 2002, the Company entered into a new senior credit facility (the Credit Facility) which provided for total borrowings of up to $295,000,000, including (i) a $245,000,000 term loan, (ii) a $30,000,000 revolving credit facility, of which up to $20,000,000 is available in the form of letters of credit, and (iii) a separate $20,000,000 letter of credit facility. The terms of the Credit Facility permit the Company to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25.0 million. The term loan matures on June 28, 2009 while the revolving facility and the letter of credit facility mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the outstanding term loan balance during each of the first six years of the loan (beginning on September 30, 2002), with the remaining balance payable in equal quarterly installments during the seventh year of the loan. The term loan is secured by substantially all of the Company's assets, other than those of our Tahoe Joe's Inc. subsidiary (see footnote 11 for further discussion of our guarantor and non-guarantor subsidiaries). Buffets Holdings has also guaranteed the repayment of the Credit Facility. The Credit Facility requires the Company to maintain certain financial ratios including leverage, interest coverage and fixed charge coverage. The Company was in compliance with all covenants as of July 2, 2003.

    As of July 2, 2003, the Company had $27,116,360 in outstanding letters of credit, which expire through May 2, 2004. As of July 2, 2003, the total borrowing availability under the revolving credit facility was $21,000,000 and the total borrowing capacity under the letter of credit facility was $1,883,640.

    The Company has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston's prime rate, or the federal funds effective rate plus one-half of 1 percent.

11 1/4% SENIOR SUBORDINATED NOTES

    On June 28, 2002, the Company issued 11 1/4% senior subordinated notes in the principal amount of $230 million due July 15, 2010. Such notes were issued at a 96.181% discount, resulting in an effective yield of 12% to the initial principal amount. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Accretion of the original issue discount was approximately $10,000 during 2002 and is included in interest expense in the accompanying consolidated statements of operations. Except in the event of an initial public offering, we are not entitled to redeem the notes at our option prior to July 15, 2006. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009, at which point there is no redemption price premium. In the event of an initial public offering prior to July 15, 2006, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.25%.

6 SHAREHOLDER'S EQUITY (DEFICIT)

AUTHORIZED SHARES

    The Company has 100 authorized shares of common stock.

STOCK WARRANTS

    On October 2, 2000, the Company issued $80 million principal amount of 14% senior subordinated notes due September 29, 2008, with detachable warrants to purchase 173,218 shares of Buffets Holdings' common stock and 51,965 shares of Buffets Holdings' preferred stock. Contemporaneously, Buffets Holdings issued $15 million principal amount of 16% senior subordinated notes due September 29, 2008, with detachable warrants to purchase 32,478 shares of common stock and 9,744 shares of preferred stock. Such warrants were valued collectively at $5.4 million. On June 28, 2002, all preferred stock warrants were redeemed in conjunction with the refinancing transactions, leaving 205,696 common stock warrants outstanding. The common stock warrants have an exercise price of $.01 per share and expire on September 29, 2010.

7 RETIREMENT PLAN

    The Company has a 401(k) plan covering all employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year. The Company's discretionary contributions to the plan are determined annually by the board of directors and are used to match a portion of employees' voluntary contributions. Participants are 100 percent vested in their own contributions immediately and are vested in the Company's contributions 20 percent per year of service with the Company, such that they are fully vested at the end of five years of service with the Company. The Board of Directors authorized and recognized matching contributions of $0.8 million for the combined period from December 30, 1999 through January 3, 2001 and $0.9 million for 2001. These contributions were paid during the first quarter of the succeeding fiscal year. There were no matching contributions for 2002. The 2003 matching contribution will not be authorized until the end of the 2003 calendar year. The Company has no accrual as of July 2, 2003 for 2003 matching contributions.

8 INCOME TAXES

    The income tax expense (benefit) consisted of the following (in thousands):



                        (PREDECESSOR)      (SUCCESSOR)                          (SUCCESSOR)
                        FOR THE PERIOD    FOR THE PERIOD                          FOR THE
                             FROM         FROM INCEPTION      (SUCCESSOR)     TWENTY-SIX WEEK     (SUCCESSOR)
                         DECEMBER 30,      (OCTOBER 2,       FOR THE YEAR      TRANSITIONAL       FOR THE YEAR
                         1999 THROUGH     2000) THROUGH          ENDED         PERIOD ENDED          ENDED
                          OCTOBER 1,        JANUARY 3,        JANUARY 2,          JULY 3,           JULY 2,
                             2000              2001              2002              2002               2003
                        -------------     --------------     ------------      --------------     -----------
Federal:
  Current..........      $ 18,452           $  (460)           $ 11,966         $ (1,046)           $  3,209
  Deferred.........        (6,744)            1,212                  18           (2,448)              1,130
                         --------           -------            --------         --------            --------
                           11,708               752              11,984           (3,494)              4,339
State:
  Current..........         3,259               551               3,401              394               1,433
  Deferred.........        (1,224)              165                   3             (350)               (453)
                         --------           -------            --------         --------           ---------
                            2,035               716               3,404               44                 980
Tax effect from early
  Disposition of
  Common stock.....         6,231                --                  --               --                  --
                         --------           -------            --------         --------            --------
  Income tax expense
     (benefit).....      $ 19,974           $ 1,468            $ 15,388         $ (3,450)           $  5,319
                         ========           =======            ========         ========            ========


    Deferred income taxes are provided to record the income tax effect of temporary differences that occur when transactions are reported in one period for financial statement purposes and in another period for tax purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities was as follows (in thousands):


                                             JANUARY 2, 2002                JULY 3, 2002                 JULY 2, 2003
                                         -----------------------      ------------------------     ----------------------
                                         CURRENT     NON-CURRENT      CURRENT      NON-CURRENT     CURRENT    NON-CURRENT
                                          ASSET         ASSET          ASSET        LIABILITY       ASSET        ASSET
                                         ------      -----------      -------      -----------     -------    -----------
Property and equipment...........        $     --     $ (9,657)       $     --      $ (9,091)       $     --    $ (5,476)
Deferred rent....................              --        7,124              --         7,227              --       7,586
Self-insurance reserve...........           3,349           --           2,975            --           1,832          --
Accrued workers'compensation                4,642           --           4,929            --           6,341          --
Accrued payroll and related benefits
                                            2,373           --           3,034            --           3,303          --
Accrued store closing costs......           3,611           --           2,729            --           1,120          --
Net operating loss and tax credit
  carryforwards..................              --          100           4,564            --           1,934          --
Deferred gain on sale leaseback
  transaction....................              --        1,620              --         1,576              --       1,495
Goodwill.........................              --        1,312              --          (112)             --        (569)
Other............................           1,052          501             769           225             686        (104)
                                         --------     --------        --------      --------        --------    ---------
          Total..................        $ 15,027     $  1,000        $ 19,000      $   (175)       $ 15,216    $  2,932
                                         ========     ========        ========      ========        ========    ========

    A reconciliation of the Company's income tax expense (benefit) at the federal statutory rate to the reported income tax expense (benefit) was as follows (in thousands):


                                                      (SUCCESSOR)
                                                        FOR THE
                                   (PREDECESSOR)         PERIOD                        (SUCCESSOR)
                                      FOR THE            FROM                            FOR THE
                                      PERIOD           INCEPTION       (SUCCESSOR)      TWENTY-SIX           (SUCCESSOR)
                                       FROM            (OCTOBER 2,    FOR THE YEAR        WEEK                FOR THE
                                   DECEMBER 30,          2000)           YEAR           TRANSITIONAL            YEAR
                                   1999, THROUGH        THROUGH          ENDED            PERIOD                ENDED
                                    OCTOBER 1,         JANUARY 2,       JANUARY 2,        JULY 3,              JULY 2,
                                      2000               2001             2002             2002                2003
                                   -------------       ----------     ------------      ------------          ----------
Federal income tax expense
  (benefit) at statutory
  rate of 35%.................       $ 17,927            $   716        $  9,834          $(3,667)           $  6,417
State income taxes, net of
  federal benefit.............          1,323                549           2,204               29                 666
General business credits......           (821)              (272)           (932)            (656)             (1,769)
Goodwill amortization.........             45                808           3,767               --                  --
Other.........................          1,500               (333)            515              844                   5
                                     --------            -------        --------          -------            --------
  Income tax expense
     (benefit)................       $ 19,974            $ 1,468        $ 15,388          $(3,450)           $  5,319
                                     ========            =======        ========          =======            ========


9 RELATED-PARTY TRANSACTIONS

    The Company entered an advisory agreement with Caxton-Iseman, a majority shareholder with approximately 77% of Buffets Holdings' outstanding common stock under its control, under which Caxton-Iseman provides various advisory services to the Company in exchange for an annual advisory fee equal to 2% of the Company's annual consolidated earnings before interest, taxes, depreciation and amortization. Caxton-Iseman receives an additional fee for advisory services relating to particular financial transactions equal to 1% of the transaction value. Total expenses under these arrangements were $0.4 million for the period from inception (October 2, 2000) through January 3, 2001, $2.9 million for 2001, $1.2 million for 2002 and $2.8 million for 2003. There were no expenses under these arrangements for fiscal 1999 or the period from December 30, 1999 through October 1, 2000.

    The Company also entered into an agreement with Caxton-Iseman relating to services provided by them in connection with the buyout from public shareholders on October 1, 2000. Under the agreement, the Company paid Caxton-Iseman $6.4 million.

    The Company entered an advisory agreement with Sentinel Capital Partners, L.L.C., a minority shareholder with approximately 6.9% of Buffets Holdings' outstanding common stock under its control, under which Sentinel Capital provides various advisory services to the Company for an annual advisory fee of $200,000. Under this agreement, the Company paid $50,000 for the period from inception (October 2, 2000) through January 3, 2001, $200,000 in 2001, approximately $108,000 in 2002 and $200,000 in 2003. There were no expenses under these arrangements for fiscal 1999 or the period from December 30, 1999 through October 1, 2000.

    Roe H. Hatlen, a founder of the Company, former Chief Executive Officer and Chairman of the Board of Directors, and a current member on Buffets Holdings' Board of Directors, entered into an advisory arrangement with the Company and Buffets Holdings that expires in December of 2005. Under his advisory agreement, Mr. Hatlen received $325,000 in fiscal 2001, $150,000 in fiscal 2002 and $283,000 in fiscal 2003. He will receive $268,000 in fiscal 2004, $238,000 in fiscal 2005 and $113,000 in fiscal 2006. In addition, Mr. Hatlen will receive health, medical and other benefits comparable to those made available to our management employees through the end of calendar year 2005. Mr. Hatlen purchased approximately 5.0% of the shares in Buffets Holdings common stock and approximately 3.4% of the shares of Buffets Holdings preferred stock. 32,501 shares of the acquired, outstanding shares are subject to vesting over three years at the rate of one-third for each year that Mr. Hatlen completes as a member of Buffets Holdings' Board of Directors. Buffets Holdings has certain rights to repurchase, at various prices depending on whether Mr. Hatlen is terminated with cause or without cause, the unvested shares of its common stock if Mr. Hatlen ceases to serve as a member of Buffets Holdings' Board of Directors.

    C. Dennis Scott, a founder of the Company and former Vice Chairman, entered into an advisory arrangement with the Company and Buffets Holdings that expires in 2005. Under Mr. Scott's advisory agreement, he received no cash compensation after fiscal 2000. Mr. Scott purchased approximately 0.5% of the shares of Buffets Holdings common stock. These shares are subject to Buffets Holdings' right to repurchase these shares upon Mr. Scott's termination as an advisor to Buffets Holdings at various prices depending on whether Mr. Scott is terminated with or without cause. Mr. Scott retains an office in San Diego at the Company's expense and receives health, medical and other benefits comparable to those made available to Company management through the end of calendar year 2005. Mr. Scott is required to provide services to the Company for no more than two days per month.

    Robert M. Rosenberg, a director of the Buffets Holdings' Board of Directors, provided various advisory services to the Company for an advisory fee of $35,000 during fiscal 2003.

    Buffets Holdings has entered into stockholder agreements with certain members of management. These agreements govern the five-year vesting of Buffets Holdings common stock, transfer restrictions and agreements not to compete with us for two years after their employment terminates. Some management investors obtained recourse loans to purchase shares in Buffets Holdings which were guaranteed by the Company. Each of the management investors pledged his, or her, respective ownership interests in the shares of Buffets Holdings and executed a promissory note in favor of Buffets Holdings, whereby each agreed to repay the corresponding amount of the guaranty, together with interest at fixed rates ranging between 6% and 7% per annum at the earliest of (1) seven years, (2) termination of employment with the Company or (3) the sale, disposition or other transfer of the management investor's ownership interest in the shares. The guarantees totaled $1.2 million as of January 2, 2002, $0.5 million as of July 3, 2002 and $0.5 million at July 2, 2003.

    An officer was advanced $315,000 on February 20, 2002 for a homestead purchase. Interest was payable annually at a rate equal to the Company's interest rate on its senior secured borrowing, up to a maximum of 12% per annum. The principal plus accrued but unpaid interest was repaid in 2003 upon the officer's resignation.

10 COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or the results of operations.

OPERATING LEASES

    The Company conducts most of its operations from leased restaurant facilities, all of which are classified as operating leases.

    The following is a schedule of future minimum lease payments required under noncancellable operating leases as of July 2, 2003 (in thousands):

2004.......................................................      $     53,036
2005.......................................................            51,526
2006.......................................................            49,413
2007.......................................................            47,317
2008.......................................................            45,367
Thereafter.................................................           309,809
                                                                 ------------
          Total future minimum lease payments..............      $    556,468
                                                                 ============

    Minimum payments have not been reduced by minimum sublease rentals of approximately $20,013,000.

    Certain of these leases require additional rent based on a percentage of net sales and may require additional payments for real estate taxes and common area maintenance on the properties. Many of these leases also contain renewal options exercisable at the election of the Company. Under the provisions of certain leases, there are certain escalations in payments over the base lease term as well as renewal periods which have been reflected in rent expense on a straight-line basis over the life of the anticipated terms. Differences between minimum lease payments and straight-line rent expense are reflected as deferred lease obligations in the accompanying consolidated balance sheets.

    Rent expense was as follows (in thousands):

                                                    (SUCCESSOR)
                                                      FOR THE
                                (PREDECESSOR)        PERIOD                         (SUCCESSOR)
                                   FOR THE            FROM                            FOR THE
                                   PERIOD            INCEPTION     (SUCCESSOR)       TWENTY-SIX     (SUCCESSOR)
                                   FROM             (OCTOBER 2,    FOR THE YEAR         WEEK          FOR THE
                                 DECEMBER 30,          2000)           YEAR          TRANSITIONAL       YEAR
                                1999, THROUGH        THROUGH          ENDED            PERIOD           ENDED
                                 OCTOBER 1,          JANUARY 2,     JANUARY 2,         JULY 3,         JULY 2,
                                   2000                2001           2002              2002            2003
                                -------------        ---------     ------------     ------------     ----------
Minimum rents............        $ 31,851            $   9,931      $ 43,732        $  23,510        $ 49,315
Contingent rents.........             624                  237         1,343              943           2,207
Less: Sublease rents.....            (388)                (157)         (721)            (440)         (1,388)
Deferred rents...........             756                  205           835              890           1,530
Percentage rents.........           2,186                  239         2,559            1,419           1,955
                                 --------            ---------      --------        ---------        --------
                                 $ 35,029            $  10,455      $ 47,748        $  26,322        $ 53,619
                                 ========            =========      ========        =========        ========

11 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     As a result of the Company's decision to refinance a portion of its existing long-term debt with senior subordinated notes in fiscal 2003 (see footnote 5) which are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following wholly-owned subsidiaries of Buffets, Inc.: HomeTown Buffets, Inc.,
OCB Restaurant Co., OCB Purchasing Co., Restaurant Innovations, Inc., and Distinctive Dining, Inc., the condensed consolidating financial statements for Buffets, Inc. and the Subsidiary Guarantors are presented below. The guarantees by these subsidiary guarantors will be senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness. There are no restrictions on the Company's ability to obtain funds from its subsidiaries.

    The only existing subsidiary of Buffets, Inc. that has not guaranteed the senior subordinated notes is Tahoe Joe's, Inc., which is minor (the subsidiary's total assets, shareholder's equity, revenues, income from operations and cash flows from operations are less than 3% of the Company's consolidated amounts) for purposes of the Securities and Exchange Commission's rules regarding presentation of the condensed consolidating financial statements below. As such, the financial position, results of operations and cash flow information of Tahoe Joe's, Inc. have been included in the Subsidiary Guarantors column.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 2, 2002

                                                     PARENT       SUBSIDIARY
                                                     COMPANY      GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                     -------      ----------      ------------      ------------
                                                                           (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................    $   15,672      $ 11,883      $       --          $ 27,555
  Receivables..................................           541       201,677        (194,125)            8,093
  Inventories..................................           702        17,737                            18,439
  Prepaid expenses and other current assets....         3,987         4,542              --             8,529
  Deferred income taxes........................        15,008            19              --            15,027
                                                   ----------      --------      ----------          --------
     Total current assets......................        35,910       235,858        (194,125)           77,643
PROPERTY AND EQUIPMENT, net....................        10,979       192,763              --           203,742
GOODWILL, net..................................        18,730       293,433              --           312,163
ASSETS HELD FOR SALE...........................            --        28,352              --            28,352
DEFERRED INCOME TAXES..........................         1,000            --              --             1,000
OTHER ASSETS, net..............................       145,604         6,775        (137,501)           14,878
                                                   ----------      --------      ----------          --------
     Total assets..............................    $  212,223      $757,181      $ (331,626)         $637,778
                                                   ==========      ========      ==========          ========
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable.............................    $  219,854      $  2,345      $ (193,171)         $ 29,028
  Accrued liabilities..........................        42,952        40,694               8            83,654
  Income taxes payable.........................         5,123            --              --             5,123
  Current maturities of long-term debt.........         2,533        39,691              --            42,224
                                                   ----------      --------      ----------          --------
     Total current liabilities.................       270,462        82,730        (193,163)          160,029
LONG-TERM DEBT, net of current maturities......        18,360       287,636              --           305,996
DEFERRED LEASE OBLIGATIONS.....................           376        18,087              --            18,463
OTHER LONG-TERM LIABILITIES....................         3,967           326             339             4,632
                                                   ----------      --------      ----------          --------
     Total liabilities.........................       293,165       388,779        (192,824)          489,120
                                                   ----------      --------      ----------          --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY (DEFICIT):
  Common stock.................................            --            --              --                --
  Additional paid-in capital...................        73,243       199,494        (137,366)          135,371
  Retained earnings (accumulated deficit)......      (154,185)      168,908          (1,436)           13,287
                                                   ----------      --------      ----------          --------
     Total shareholder's equity (deficit)......       (80,942)      368,402        (138,802)          148,658
                                                   ----------      --------      ----------          --------
     Total liabilities and shareholder's
      equity (deficit).........................    $  212,223      $757,181      $ (331,626)         $637,778
                                                   ==========      ========      ==========          ========


                   CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF JULY 3, 2002

                                                      PARENT      SUBSIDIARY
                                                      COMPANY      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                      -------      ----------    ------------    ------------
                                                                          (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................     $     227      $  8,077       $       --      $  8,304
  Receivables..................................        26,837       337,871         (356,014)        8,694
  Inventories..................................           721        17,911               --        18,632
  Prepaid expenses and other current assets....         5,438         4,648               --        10,086
  Deferred income taxes........................        17,514         1,486               --        19,000
                                                    ---------      --------       ----------      --------
     Total current assets......................        50,737       369,993         (356,014)       64,716
PROPERTY AND EQUIPMENT, net....................        11,491       186,859               --       198,350
GOODWILL, net..................................        18,730       293,433               --       312,163
ASSETS HELD FOR SALE...........................            --        24,952               --        24,952
OTHER ASSETS, net..............................       412,192         5,755         (402,502)       15,445
                                                    ---------      --------       ----------      --------
     Total assets..............................     $ 493,150      $880,992       $ (758,516)     $615,626
                                                    =========      ========       ==========      ========
LIABILITIES AND SHAREHOLDER'S EQUITY  (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable.............................     $ 391,901      $  2,243       $ (356,725)     $ 37,419
  Accrued liabilities..........................        56,729        35,713               --        92,442
  Income taxes payable.........................         2,900            --              (96)        2,804
  Current maturities of long-term debt.........           147         2,303               --         2,450
                                                    ---------      --------       ----------      --------
     Total current liabilities.................       451,677        40,259         (356,821)      135,115
LONG-TERM DEBT, net of current maturities......        27,826       700,941         (265,000)      463,767
DEFERRED INCOME TAXES..........................           175            --               --           175
DEFERRED LEASE OBLIGATIONS.....................           387        18,442               --        18,829
OTHER LONG-TERM LIABILITIES....................         3,885           104              536         4,525
                                                    ---------      --------       ----------      --------
     Total liabilities.........................       483,950       759,746         (621,285)      622,411
                                                    ---------      --------       ----------      --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY (DEFICIT):
  Common stock.................................            --            --               --            --
  Additional paid-in capital...................        82,311       199,494         (281,805)           --
  Retained earnings (accumulated deficit)......       (73,111)      (78,248)         144,574        (6,785)
                                                    ---------      --------       ----------      --------
     Total shareholder's equity (deficit)......         9,200       121,246         (137,231)       (6,785)
                                                    ---------      --------       ----------      --------
     Total liabilities and shareholder's
      equity (deficit).........................     $ 493,150      $880,992       $ (758,516)     $615,626
                                                    =========      ========       ==========      ========

                  CONDENSED CONSOLIDATING BALANCE SHEET
                           AS OF JULY 2, 2003

                                                    PARENT       SUBSIDIARY
                                                    COMPANY       GUARANTORS     ELIMINATIONS       CONSOLIDATED
                                                    -------       ----------     ------------       ------------
                                                                            (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................   $    8,511      $  7,236      $       --        $ 15,747
  Receivables..................................       14,965       341,403        (349,782)          6,586
  Inventories..................................          824        17,638              --          18,462
  Prepaid expenses and other current assets....        2,981         5,058              --           8,039
  Assets held for sale.........................           --         1,390              --           1,390
  Deferred income taxes........................       13,730         1,486              --          15,216
                                                  ----------      --------      ----------        --------
     Total current assets......................       41,011       374,211        (349,782)         65,440
PROPERTY AND EQUIPMENT, net....................       10,427       143,713              --         154,140
GOODWILL, net..................................       18,730       293,433              --         312,163
ASSETS HELD FOR SALE...........................           --            --              --              --
DEFERRED INCOME TAXES..........................        2,932            --              --           2,932
OTHER ASSETS, net..............................      415,127         5,686        (402,502)         18,311
                                                  ----------      --------      ----------        --------
     Total assets..............................   $  488,227      $817,043      $ (752,284)       $552,986
                                                  ==========      ========      ==========        ========
LIABILITIES AND SHAREHOLDER'S EQUITY  (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable.............................   $  391,486      $  2,909      $ (350,618)       $ 43,777
  Accrued liabilities..........................       49,865        27,542              --          77,407
  Income taxes payable.........................        3,401         1,386              --           4,787
  Current maturities of long-term debt.........          104         1,631              --           1,735
                                                  ----------      --------      ----------        --------
     Total current liabilities.................      444,856        33,468        (350,618)        127,706
LONG-TERM DEBT, net of current maturities......       23,521       633,502        (265,000)        392,023
DEFERRED LEASE OBLIGATIONS.....................          573        19,140              --          19,713
OTHER LONG-TERM LIABILITIES....................        3,687         3,101           1,101           7,889
                                                  ----------      --------      ----------        --------
     Total liabilities.........................      472,637       689,211        (614,517)        547,331
                                                  ----------      --------      ----------        --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY (DEFICIT):
  Common stock.................................           --            --              --              --
  Additional paid-in capital...................       82,311       199,494        (281,805)             --
  Retained earnings (accumulated deficit)......      (66,721)      (71,662)        144,038           5,655
                                                  ----------      --------      ----------        --------
     Total shareholder's equity (deficit)......       15,590       127,832        (137,767)          5,655
                                                  ----------      --------      ----------        --------
     Total liabilities and shareholder's
      equity (deficit).........................   $  488,227      $817,043      $ (752,284)       $552,986
                                                  ==========      ========      ==========        ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
          FOR THE PERIOD FROM DECEMBER 30, 1999 THROUGH OCTOBER 1, 2000

                                                           PARENT       SUBSIDIARY
                                                           COMPANY      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                           -------      ----------    ------------    ------------
                                                                               (IN THOUSANDS)
RESTAURANT SALES....................................     $32,497         $748,656        $   --        $781,153
RESTAURANT COSTS:
  Food..............................................      10,655          235,749            --         246,404
  Labor.............................................      10,593          229,357            --         239,950
  Direct and occupancy..............................       4,080          166,409            --         170,489
                                                         -------         --------        ------        --------
     Total restaurant costs.........................      25,328          631,515            --         656,843
ADVERTISING EXPENSES................................         868           21,020            --          21,888
GENERAL AND ADMINISTRATIVE EXPENSES.................       1,631           37,775          (189)         39,217
GOODWILL AMORTIZATION...............................          53              825            --             878
ACQUISITION-RELATED COSTS...........................      13,006            1,896            --          14,902
                                                         -------         --------        ------        --------
OPERATING INCOME (LOSS).............................      (8,389)          55,625           189          47,425
INTEREST EXPENSE....................................         120            1,850            --           1,970
INTEREST INCOME.....................................        (280)          (4,358)           --          (4,638)
OTHER INCOME........................................        (314)            (886)           74          (1,126)
                                                         -------         --------        ------        --------
INCOME (LOSS) BEFORE INCOME TAXES...................      (7,915)          59,019           115          51,219
INCOME TAX EXPENSE (BENEFIT)........................      (3,015)          22,989            --          19,974
                                                         -------         --------        ------        --------
     Net income (loss)..............................     $(4,900)        $ 36,030        $  115        $ 31,245
                                                         =======         ========        ======        ========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
     FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 2000) THROUGH JANUARY 3, 2001

                                                           PARENT       SUBSIDIARY
                                                           COMPANY      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                           -------      ----------    ------------    ------------
                                                                               (IN THOUSANDS)
RESTAURANT SALES....................................     $ 9,709         $229,661         $ --         $239,370
RESTAURANT COSTS:
  Food..............................................       3,263           72,493           --           75,756
  Labor.............................................       3,233           72,739           --           75,972
  Direct and occupancy..............................       1,294           51,357           --           52,651
                                                         -------         --------         ----         --------
     Total restaurant costs.........................       7,790          196,589           --          204,379
ADVERTISING EXPENSES................................         217            5,509           --            5,726
GENERAL AND ADMINISTRATIVE EXPENSES.................         494           11,774          (64)          12,204
GOODWILL AMORTIZATION...............................         153            2,390           --            2,543
                                                         -------         --------         ----         --------
OPERATING INCOME....................................       1,055           13,399           64           14,518
INTEREST EXPENSE....................................         786           12,292           --           13,078
INTEREST INCOME.....................................         (17)            (250)          --             (267)
OTHER INCOME........................................         (90)            (233)         (17)            (340)
                                                         -------         --------         ----         --------
INCOME BEFORE INCOME TAXES..........................         376            1,590           81            2,047
INCOME TAX EXPENSE..................................         169            1,299           --            1,468
                                                         -------         --------         ----         --------
     Net income.....................................     $   207         $    291         $ 81         $    579
                                                         =======         ========         ====         ========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 2, 2002

                                                           PARENT       SUBSIDIARY
                                                           COMPANY      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                           -------      ----------    ------------    ------------
                                                                               (IN THOUSANDS)
RESTAURANT SALES....................................     $40,483        $1,004,251       $   --       $  1,044,734
RESTAURANT COSTS:
  Food..............................................      13,487           312,784           --            326,271
  Labor.............................................      13,066           313,357           --            326,423
  Direct and occupancy..............................       5,256           228,119           --            233,375
                                                         -------        ----------       ------       ------------
     Total restaurant costs.........................      31,809           854,260           --            886,069
ADVERTISING EXPENSES................................       1,017            26,623           --             27,640
GENERAL AND ADMINISTRATIVE EXPENSES.................       1,949            48,672         (301)            50,320
GOODWILL AMORTIZATION...............................         657            10,285           --             10,942
                                                         -------        ----------       ------       ------------
OPERATING INCOME....................................       5,051            64,411          301             69,763
INTEREST EXPENSE....................................       2,611            40,794           --             43,405
INTEREST INCOME.....................................         (49)             (649)          --               (698)
OTHER INCOME........................................        (420)             (638)          18             (1,040)
                                                         -------        ----------       ------       ------------
INCOME BEFORE INCOME TAXES..........................       2,909            24,904          283             28,096
INCOME TAX EXPENSE..................................       1,406            13,982           --             15,388
                                                         -------        ----------       ------       ------------
     Net income.....................................     $ 1,503        $   10,922       $  283       $     12,708
                                                         =======        ==========       ======       ============


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
         FOR THE TWENTY-SIX WEEK TRANSITIONAL PERIOD ENDED JULY 3, 2002

                                                           PARENT       SUBSIDIARY
                                                           COMPANY      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                           -------      ----------    ------------    ------------
                                                                               (IN THOUSANDS)
RESTAURANT SALES....................................    $  20,196        $ 506,888       $   --        $ 527,084
RESTAURANT COSTS:
  Food..............................................        6,669          156,980           --          163,649
  Labor.............................................        6,414          157,850           --          164,264
  Direct and occupancy..............................        2,517          114,487           --          117,004
                                                        ---------        ---------       ------        ---------
     Total restaurant costs.........................       15,600          429,317           --          444,917
ADVERTISING EXPENSES................................          525           13,824           --           14,349
GENERAL AND ADMINISTRATIVE EXPENSES.................          979           24,718         (143)          25,554
                                                        ---------        ---------       ------        ---------
OPERATING INCOME....................................        3,092           39,029          143           42,264
INTEREST EXPENSE....................................          908           14,168           --           15,076
INTEREST INCOME.....................................          (16)            (196)          --             (212)
LOSS RELATED TO REFINANCING.........................       38,476               --           --           38,476
OTHER INCOME........................................         (236)            (559)         197             (598)
                                                        ---------        ---------       ------        ---------
INCOME BEFORE INCOME TAXES..........................      (36,040)          25,616          (54)         (10,478)
INCOME TAX EXPENSE (BENEFIT)........................      (11,866)           8,416           --           (3,450)
                                                        ---------        ---------       ------        ---------
     Net income (loss)..............................    $ (24,174)       $  17,200       $  (54)       $  (7,028)
                                                        =========        =========       ======        =========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED JULY 2, 2003

                                                           PARENT       SUBSIDIARY
                                                           COMPANY      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                           -------      ----------    ------------    ------------
                                                                               (IN THOUSANDS)
RESTAURANT SALES....................................     $   38,983      $   946,303     $       --    $    985,286
RESTAURANT COSTS:
  Food..............................................         13,122          298,769             --         311,891
  Labor.............................................         12,570          300,962             --         313,532
  Direct and occupancy..............................          5,189          220,228             --         225,417
                                                         ----------      -----------     ----------    ------------
     Total restaurant costs.........................         30,881          819,959             --         850,840
ADVERTISING EXPENSES................................          1,131           27,458             --          28,589
GENERAL AND ADMINISTRATIVE EXPENSES.................          1,796           43,586             --          45,382
IMPAIRMENT OF ASSETS................................             --            4,803             --           4,803
GAIN ON SALE OF ORIGINAL ROADHOUSE GRILL RESTAURANTS
                                                                 --           (7,088)            --          (7,088)
LOSS ON SALE LEASEBACK TRANSACTIONS.................             --            5,856             --           5,856
                                                         ----------      -----------     ----------    ------------
OPERATING INCOME....................................          5,175           51,729             --          56,904
INTEREST EXPENSE....................................          2,409           38,826         (1,089)         40,146
INTEREST INCOME.....................................           (307)              --             --            (307)
OTHER INCOME........................................         (1,270)              --             --          (1,270)
                                                         ----------      -----------     ----------    ------------
INCOME BEFORE INCOME TAXES..........................          4,343           12,903          1,089          18,335
INCOME TAX EXPENSE..................................            955            4,364             --           5,319
                                                         ----------      -----------     ----------    ------------
     Net income.....................................     $    3,388      $     8,539     $    1,089    $     13,016
                                                         ==========      ===========     ==========    ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
          FOR THE PERIOD FROM DECEMBER 30, 1999 THROUGH OCTOBER 1, 2000

                                                                 PARENT       SUBSIDIARY
                                                                 COMPANY      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                                 -------      ----------     ------------     ------------
                                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).....................................      $  (4,900)       $ 36,030        $  115          $ 31,245
  Adjustments to reconcile net income (loss) to
     Net cash provided by operating activities:
     Depreciation and amortization......................          1,422          30,946            --            32,368
     Amortization of debt issuance costs................            174              --            --               174
     Tax benefit from early disposition of common stock.          6,231              --            --             6,231
     Deferred income taxes..............................          1,202          (9,170)           --            (7,968)
     Loss on disposal of assets.........................             --             544            --               544
     Changes in assets and liabilities:
       Receivables......................................            536           2,763            --             3,299
       Inventories......................................           (556)            897            --               341
       Prepaid expenses and other assets................         (1,240)           (592)           --            (1,832)
       Accounts payable.................................          3,365             146            --             3,511
       Accrued and other liabilities....................          2,830          11,374            --            14,204
       Income taxes payable/refundable..................          5,705              --            --             5,705
                                                              ---------        --------        ------          --------
          Net cash provided by operating activities.....         14,769          72,938           115            87,822
                                                              ---------        --------        ------          --------
INVESTING ACTIVITIES:
  Purchase of fixed assets..............................         (2,543)        (33,053)           --           (35,596)
  Corporate cash advances (payments)....................         41,464         (41,349)         (115)               --
  Purchase of other assets..............................             --          (1,417)           --            (1,417)
                                                              ---------        --------        ------          --------
          Net cash provided by (used in) investing
           activities ...................................        38,921         (75,819)         (115)          (37,013)
                                                              ---------        --------        ------          --------
FINANCING ACTIVITIES:
  Repayment of debt.....................................             --            (332)           --              (332)
  Payments of capital leases............................             --            (686)           --              (686)
  Proceeds from exercise of employee stock options......          2,552              --            --             2,552
                                                              ---------        --------        ------          --------
          Net cash provided by (used in) financing
           activities...................................          2,552          (1,018)           --             1,534
                                                              ---------        --------        ------          --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.................         56,242          (3,899)           --            52,343
CASH AND CASH EQUIVALENTS, beginning of period..........
                                                                 72,237              23            --            72,260
                                                              ---------        --------        ------          --------
CASH AND CASH EQUIVALENTS, end of period................      $ 128,479        $ (3,876)       $   --          $124,603
                                                              =========        ========        ======          ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM INCEPTION (OCTOBER 2, 2000) THROUGH JANUARY 3, 2001

                                                                   PARENT       SUBSIDIARY
                                                                   COMPANY      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                                   -------      ----------     ------------    ------------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income.................................................    $      207    $     291           $ 81         $     579
  Adjustments to reconcile net income to net
     Cash provided by operating activities:
     Depreciation and amortization...........................           534       10,777             --            11,311
     Amortization of debt issuance costs.....................            63          979             --             1,042
     Accretion of original issue discount....................            11          168             --               179
     Deferred interest.......................................            19          291             --               310
     Deferred income taxes...................................           159        1,218             --             1,377
     Changes in assets and liabilities:
       Receivables...........................................        (2,213)        (934)            --            (3,147)
       Inventories...........................................                        235             --               235
       Prepaid expenses and other assets.....................          (292)         675             --               383
       Accounts payable......................................        (2,513)       7,969             --             5,456
       Accrued and other liabilities.........................        11,662       (4,142)            11             7,531
       Income taxes payable/refundable.......................            91           --             --                91
                                                                 ----------    ---------           ----         ---------
          Net cash provided by operating activities..........         7,728       17,527             92            25,347
                                                                 ----------    ---------           ----         ---------
INVESTING ACTIVITIES:
  Proceeds from sale leaseback transaction...................        19,601           --             --            19,601
  Purchase of fixed assets...................................          (223)     (14,166)            --           (14,389)
  Corporate cash advances (payments).........................       334,525     (334,433)           (92)               --
  Purchase of other assets...................................            --         (672)            --              (672)
                                                                 ----------    ---------           ----         ---------
          Net cash provided by (used in) investing
           activities........................................       353,903     (349,271)           (92)            4,540
                                                                 ----------    ---------           ----         ---------
FINANCING ACTIVITIES:
  Repayment of debt..........................................        (2,929)     (45,890)            --           (48,819)
  Repurchase of common stock.................................      (596,473)          --             --          (596,473)
  Proceeds from issuance of common stock, net................       124,202           --             --           124,202
  Proceeds from revolving Credit Facility....................           300        4,700             --             5,000
  Proceeds from issuance of subordinated notes...............         5,700       89,300             --            95,000
  Proceeds from Credit Facility..............................        18,600      291,400             --           310,000
  Transaction-related costs..................................       (12,009)          --             --           (12,009)
  Debt issuance costs........................................       (15,695)          --             --           (15,695)
                                                                 ----------    ---------           ----         ---------
          Net cash provided by (used in) financing
           activities........................................      (478,304)     339,510             --          (138,794)
                                                                 ----------    ---------           ----         ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS......................      (116,673)       7,766             --          (108,907)
CASH AND CASH EQUIVALENTS, beginning of period...............       128,479       (3,876)            --           124,603
                                                                 ----------    ---------           ----         ---------
CASH AND CASH EQUIVALENTS, end of period.....................    $   11,806    $   3,890           $ --         $  15,696
                                                                 ==========    =========           ====         =========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 2, 2002

                                                                   PARENT       SUBSIDIARY
                                                                   COMPANY      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                                   -------      ----------     ------------    ------------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income...............................................      $   1,503      $ 10,922          $  283        $ 12,708
  Adjustments to reconcile net income to net
     Cash provided by operating activities:
     Depreciation and amortization.........................          3,113        50,291              --          53,404
     Amortization of debt issuance costs...................            234         3,671              --           3,905
     Accretion of original issue discount..................             46           727              --             773
     Deferred interest.....................................             76         1,193              --           1,269
     Deferred income taxes.................................              2            19              --              21
     Asset writedown.......................................             --           491              --             491
     Loss on disposal of assets............................             --           361              --             361
     Changes in assets and liabilities:
       Receivables.........................................          2,071        (3,221)             --          (1,150)
       Inventories.........................................             30           660              --             690
       Prepaid expenses and other assets...................         (1,068)         (503)             --          (1,571)
       Accounts payable....................................         22,141       (30,080)             --          (7,939)
       Accrued and other liabilities.......................          3,181          (341)             (3)          2,837
       Income taxes payable/refundable.....................          3,204            --              --           3,204
                                                                 ---------      --------          ------        --------
          Net cash provided by operating activities........         34,533        34,190             280          69,003
                                                                 ---------      --------          ------        --------
INVESTING ACTIVITIES:
  Proceeds from sale leaseback transaction.................             --        39,075              --          39,075
  Purchase of fixed assets.................................         (8,228)      (29,868)             --         (38,096)
  Corporate cash advances (payments).......................        (18,856)       19,136            (280)             --
  Proceeds from sale of other assets.......................             --         1,651              --           1,651
  Purchase of other assets.................................             --           (55)             --             (55)
                                                                 ---------      --------          ------        --------
          Net cash provided by (used in) investing
           activities......................................        (27,084)       29,939            (280)          2,575
                                                                 ---------      --------          ------        --------
FINANCING ACTIVITIES:
  Repayment of debt........................................         (3,234)      (50,662)             --         (53,896)
  Repayment of revolving credit facility...................           (300)       (4,700)             --          (5,000)
  Debt issuance costs......................................            (49)         (774)             --            (823)
                                                                 ---------      --------          ------        --------
          Net cash used in financing activities............         (3,583)      (56,136)             --         (59,719)
                                                                 ---------      --------          ------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS....................          3,866         7,993              --          11,859
CASH AND CASH EQUIVALENTS, beginning of period.............         11,806         3,890              --          15,696
                                                                 ---------      --------          ------        --------
CASH AND CASH EQUIVALENTS, end of period...................      $  15,672      $ 11,883          $   --        $ 27,555
                                                                 =========      ========          ======        ========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
         FOR THE TWENTY-SIX WEEK TRANSITIONAL PERIOD ENDED JULY 3, 2002


                                                                   PARENT       SUBSIDIARY
                                                                   COMPANY      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                                   -------      ----------     ------------    ------------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).........................................     $  (24,174)   $  17,200           $ (54)       $  (7,028)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization..........................          1,726       18,683              --           20,409
     Amortization of debt issuance costs....................             97        1,520              --            1,617
     Net loss related to refinancing:
       Write-off of debt issuance costs.....................         11,022           --              --           11,022
       Accrued redemption fees..............................         17,000           --              --           17,000
       Original issue discount expensed.....................          4,107           --              --            4,107
     Accretion of original issue discount...................             21          336              --              357
     Deferred interest......................................             37          577              --              614
     Deferred income taxes..................................           (168)      (2,630)             --           (2,798)
     Loss on disposal of assets.............................             --           89              --               89
     Changes in assets and liabilities:
       Receivables..........................................            368       (1,377)            150             (859)
       Inventories..........................................            (19)        (174)             --             (193)
       Prepaid expenses and other assets....................         (1,449)        (108)             --           (1,557)
       Accounts payable.....................................          8,493       (2,094)             --            6,399
       Accrued and other liabilities........................         13,777      (20,979)             --           (7,202)
       Income taxes payable/refundable......................         (2,223)          --             (96)          (2,319)
                                                                 ----------    ---------           -----        ---------
          Net cash provided by operating activities.........         28,615       11,043              --           39,658
                                                                 ----------    ---------           -----        ---------
INVESTING ACTIVITIES:
  Proceeds from sale leaseback transaction..................          2,281           --              --            2,281
  Purchase of fixed assets..................................         (2,226)     (12,054)             --          (14,280)
  Corporate cash advances (payments)........................        109,601     (109,601)             --               --
  Proceeds from sale of other assets........................             --        1,130              --            1,130
  Purchase of other assets..................................             --         (468)             --             (468)
                                                                 ----------    ---------           -----        ---------
          Net cash provided by (used in) investing
           activities.......................................        109,656     (120,993)             --          (11,337)
                                                                 ----------    ---------           -----        ---------
FINANCING ACTIVITIES:
  Repayment of debt.........................................        (21,198)    (332,100)             --         (353,298)
  Proceeds from issuance of subordinated notes, net.........         13,273      207,944              --          221,217
  Proceeds from Credit Facility.............................         14,700      230,300              --          245,000
  Capital distributions.....................................       (148,415)          --              --         (148,415)
  Debt issuance costs.......................................        (12,076)          --              --          (12,076)
                                                                 ----------    ---------           -----        ---------
          Net cash used in financing activities.............       (153,716)     106,144              --          (47,572)
                                                                 ----------    ---------           -----        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................        (15,445)      (3,806)             --          (19,251)
CASH AND CASH EQUIVALENTS, beginning of period..............         15,672       11,883              --           27,555
                                                                 ----------    ---------           -----        ---------
CASH AND CASH EQUIVALENTS, end of period....................     $      227    $   8,077           $  --        $   8,304
                                                                 ==========    =========           =====        =========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         FOR THE YEAR ENDED JULY 2, 2003

                                                                 PARENT        SUBSIDIARY
                                                                 COMPANY       GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                                 -------       ----------      ------------    ------------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income...............................................    $    3,388     $      8,539       $    1,089     $     13,016
  Adjustments to reconcile net income to net
     Cash provided by operating activities:
     Depreciation and amortization.........................         3,510           33,375               --           36,885
     Amortization of debt issuance costs...................            71            1,111               --            1,182
     Accretion of original issue discount..................            44              695               --              739
     Impairment of assets..................................            --            4,803               --            4,803
     Deferred income taxes.................................            41              636               --              677
     Gain on sale of Original Roadhouse Grill restaurants..            --           (7,088)              --           (7,088)
     Loss on disposal of assets............................            --              565               --              565
     Loss on sale leaseback transactions...................            --            5,856               --            5,856
     Changes in assets and liabilities:
       Receivables.........................................         4,759           (1,324)          (1,185)           2,250
       Inventories.........................................          (103)             273               --              170
       Prepaid expenses and other assets...................         2,457             (410)              --            2,047
       Accounts payable....................................         7,684              666               --            8,350
       Accrued and other liabilities.......................        (5,608)          (8,171)              --          (13,779)
       Income taxes payable/refundable.....................           501            1,386               96            1,983
                                                               ----------     ------------       ----------     ------------
          Net cash provided by operating activities........        16,744           40,912               --           57,656
                                                               ----------     ------------       ----------     ------------
INVESTING ACTIVITIES:
  Proceeds from sale leaseback transactions................            --           26,117               --           26,117
  Proceeds from sale of Original Roadhouse Grill
   restaurants.............................................            --           25,850               --           25,850
  Purchase of fixed assets.................................        (2,423)         (23,299)              --          (25,722)
  Corporate cash advances..................................          (883)             883               --               --
  Proceeds from sale of other assets.......................            --              971               --              971
  Purchase of other assets.................................            --             (554)              --             (554)
                                                               ----------     ------------       ----------     ------------
          Net cash provided by (used in) investing
           activities......................................        (3,306)          29,968               --           26,662
                                                               ----------     ------------       ----------     ------------
FINANCING ACTIVITIES:
  Repayment of debt........................................        (4,392)         (68,806)              --          (73,198)
  Capital distributions....................................          (576)              --               --             (576)
  Debt issuance costs......................................          (186)          (2,915)              --           (3,101)
                                                               ----------     ------------       ----------     ------------
          Net cash used in financing activities............        (5,154)         (71,721)              --          (76,875)
                                                               ----------     ------------       ----------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS....................         8,284             (841)              --            7,443
CASH AND CASH EQUIVALENTS, beginning of period.............           227            8,077               --            8,304
                                                               ----------     ------------       ----------     ------------
CASH AND CASH EQUIVALENTS, end of period...................    $    8,511     $      7,236       $       --     $     15,747
                                                               ==========     ============       ==========     ============

12 TRANSITION PERIOD DISCLOSURE (UNAUDITED)

    The following unaudited information for the twenty-eight week period ended July 28, 2001 and the fifty-week period ended July 3, 2003 are included for comparison purposes (in thousands).

                                            (SUCCESSOR)
                                              FOR THE        (SUCCESSOR)
                                           TWENTY-EIGHT    FOR THE FIFTY-
                                            WEEK PERIOD      WEEK PERIOD
                                               ENDED            ENDED
                                           JULY 28, 2001    JULY 3, 2002
                                          ---------------  --------------
RESTAURANT SALES........................  $       567,821  $    1,003,997
RESTAURANT COSTS:
  Food..................................          179,989         309,863
  Labor.................................          176,608         314,079
  Direct and occupancy..................          125,527         225,213
                                          ---------------  --------------
          Total restaurant costs........          482,124         849,155
ADVERTISING EXPENSES....................           15,776          26,280
GENERAL AND ADMINISTRATIVE EXPENSES.....           26,291          49,308
GOODWILL AMORTIZATION...................            6,155           4,967
                                          ---------------  --------------
OPERATING INCOME........................           37,475          74,287
INTEREST EXPENSE........................           24,876          33,595
INTEREST INCOME.........................             (312)           (587)
OTHER INCOME............................             (758)         (1,145)
LOSS RELATED TO REFINANCING.............               --          38,476
                                          ---------------  --------------
INCOME BEFORE INCOME TAXES..............           13,669           3,948
INCOME TAX EXPENSE......................            7,786           4,151
                                          ---------------  --------------
       Net income.......................  $         5,883  $         (203)
                                          ===============  ==============

13 SUBSEQUENT EVENTS

    During August 2003, the Company exercised its call option to acquire the remaining 20% interest in Tahoe Joe's Inc. from the minority holder for $370,000.

14 INTERIM FINANCIAL RESULTS (UNAUDITED)

    The following table sets forth certain unaudited quarterly information for each of the eight fiscal quarters for the 50-week period ended July 3, 2002 and the year ended July 2, 2003 (in thousands). In management's opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.



                              FOR THE FIFTY-WEEK PERIOD ENDED JULY 3, 2002               FOR THE YEAR ENDED JULY 2, 2003
                            -----------------------------------------------      -----------------------------------------------
                             FIRST       SECOND        THIRD        FOURTH        FIRST        SECOND        THIRD       FOURTH
                            QUARTER      QUARTER      QUARTER       QUARTER      QUARTER      QUARTER       QUARTER      QUARTER
                            -------      -------      -------       -------      -------      -------       -------      -------
Revenues................  $ 245,245    $ 231,668   $  320,755     $ 206,329    $ 235,498    $ 221,189     $ 293,684    $ 234,915
Operating income........     16,979       15,044       23,870        18,394       17,188        4,937        14,398       20,381
Income (loss) before
 income taxes...........      8,086        6,340       13,824       (24,302)       7,617       (4,560)        2,456       12,822
Net income (loss).......      3,699        3,126        8,418       (15,446)       4,892       (2,514)        1,708        8,930

    Quarterly operating income for the year ended July 2, 2003 was impacted by certain unusual and infrequent transactions including: a $5.4 million loss on sale and leaseback of restaurants during the second quarter, and a $4.8 million asset impairment charge, a $7.1 million gain on the sale of 13 Original Roadhouse Grill restaurants, and a $0.4 million loss on sale and leaseback of restaurants that occurred during the fourth quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    As of July 2, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial and chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

    During the twelve weeks ended July 2, 2003, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding our directors and executive officers:

         NAME                        AGE           POSITION
---------------------               -----  -----------------------------------
Frederick J. Iseman...........        51   Chairman of the Board and Director of Buffets
Kerry A. Kramp................        48   President, Chief Executive Officer and Director of Buffets
Glenn D. Drasher..............        52   Executive Vice President of Marketing
R. Michael Andrews, Jr........        39   Executive Vice President and Chief Financial Officer
H. Thomas Mitchell............        46   Executive Vice President, General Counsel and Secretary
K. Michael Shrader............        60   Executive Vice President of Human Resources
Jean C. Rostollan.............        51   Executive Vice President of Purchasing
Roe H. Hatlen.................        59   Vice Chairman of the Board and Director of Buffets
Steven M. Lefkowitz...........        39   Director of Buffets
Robert A. Ferris..............        61   Director of Buffets
David S. Lobel................        50   Director of Buffets
Robert M. Rosenberg...........        65   Director of Buffets

    Frederick J. Iseman has served as Chairman of the Board and as a director of our company and as Chairman of the Board and as a director of Buffets Holdings since October 2000. Mr. Iseman is currently Chairman and Managing Partner of Caxton-Iseman Capital, Inc., a private investment firm, which was founded by Mr. Iseman in 1993. Prior to establishing Caxton-Iseman Capital, Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm, in 1990. From 1988 to 1990, Mr. Iseman was a member of Hambro International Venture Fund. Mr. Iseman is Chairman of the Board and a director of Anteon International Corporation, a director of Vitality Beverages, Inc. and a member of the Advisory Board of Duke Street Capital and STAR Funds.

    Kerry A. Kramp has served as our President and Chief Executive Officer since May 2000 and as a director of our company and as a director of Buffets Holdings since October 2000. Prior to that date, he had served as our President and Chief Operating Officer since our merger with HomeTown Buffet in 1996. Mr. Kramp was President and a director of HomeTown Buffet from 1995 through our merger in 1996.

    Glenn D. Drasher has served as our Executive Vice President of Marketing since 1997. He has over 25 years of operational, marketing and executive restaurant industry experience. From 1994 until he joined us, Mr. Drasher was Executive Vice President for Country Kitchen International and Vice President of Marketing for Country Hospitality Worldwide, both divisions of The Carlson Company.

    R. Michael Andrews, Jr. has served as our Executive Vice President and Chief Financial Officer since April 2000. Prior to joining us, Mr. Andrews served as Chief Financial Officer of Eerie World

Entertainment, the parent company to Jekyll & Hyde Clubs, from 1999 to 2000. He was Chief Financial Officer of Don Pablo's Restaurants from 1998 to 1999. Previously, Mr. Andrews was with KPMG Peat Marwick LLP for approximately 12 years, serving most recently as Senior Manager.

    H. Thomas Mitchell has served as our Executive Vice President, General Counsel and Secretary since 1998. He joined our company in 1994 and has 13 years of executive restaurant industry experience and 19 years of legal practice. Mr. Mitchell served in the further capacity of Chief Administrative Officer from 1998 until 2000.

    K. Michael Shrader has served as our Executive Vice President of Human Resources since our merger with HomeTown Buffet in 1996. Mr. Shrader is responsible for all human resource functions, including employee and organization development, staffing, training, human resource systems, compensation, benefits, employment-related dispute resolution and risk management.

    Jean C. Rostollan has served as our Executive Vice President of Purchasing since 1994. Ms. Rostollan joined our company in 1986 and has 17 years of executive restaurant industry experience.

    Roe H. Hatlen co-founded our company and has served as the Vice-Chairman of the Board and as a director of our company since June 2002 and as the Vice-Chairman of the Board and as a director of Buffets Holdings since October 2000. He served as our Chairman and Chief Executive Officer from our inception in 1983 through May 2000 and as President from May 1989 to September 1992. He is a member of the Board of Regents of Pacific Lutheran University.

    Steven M. Lefkowitz has served as a director of our company and of Buffets Holdings since October 2000. Mr. Lefkowitz is a Managing Director of Caxton-Iseman Capital, Inc. and has been employed by Caxton-Iseman Capital since 1993. From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company, a private investment firm, and served in several positions including Vice President and as a Partner of Mancuso Equity Partners. Mr. Lefkowitz is also director of Anteon International Corporation and Vitality Beverages, Inc.

    Robert A. Ferris has served as a director of our company since June 2002 and of Buffets Holdings since October 2000. Mr. Ferris is a Managing Director of Caxton-Iseman Capital, Inc. and has been employed by Caxton-Iseman Capital since March 1998. From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates, a private investment firm headquartered in Menlo Park, California. Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company. Mr. Ferris currently is a director of Anteon International Corporation.

    David S. Lobel has served as a director of our company since June 2002 and of Buffets Holdings since October 2000. Mr. Lobel is currently Managing Partner of Sentinel Capital Partners, a private equity investment firm founded by Mr. Lobel in 1995. Prior to establishing Sentinel Capital Partners, Mr. Lobel spent 15 years at First Century Partners, Smith Barney's venture capital affiliate. Mr. Lobel joined First Century in 1981 and served as a general partner of funds managed by First Century from 1983 until his departure in 1995. From 1979 to 1981, Mr. Lobel was a consultant at Bain & Company.

    Robert M. Rosenberg has served as a director of our company since June 2002 and of Buffets Holdings since May 2001. He is the retired Chief Executive Officer of Dunkin' Donuts, a position he held from 1963 until his retirement in 1998. He has been a member of the Board of Directors of Sonic Corp. since 1993 and a member of the Board of Directors of Domino's Pizza since 1999.

BOARD OF DIRECTORS

    Our seven-member Board of Directors is comprised of-- Frederick J. Iseman, Kerry A. Kramp, Roe H. Hatlen, Steven M. Lefkowitz, Robert A. Ferris,
David S. Lobel and Robert M. Rosenberg. The board typically meets in joint session with the Buffets Holdings' board of directors. Our Board of Directors has three committees -- the audit committee, the compensation committee and the executive committee.

    Messrs. Hatlen, Lefkowitz and Rosenberg serve on the audit committee, which meets with financial management, the internal auditors and the independent auditors to review internal accounting controls and accounting, auditing, and financial reporting matters. Messrs. Ferris, Kramp, Lefkowitz and Lobel serve on the compensation committee, which reviews the compensation of our executive officers, executive bonus allocations and other compensation matters. Messrs. Iseman and Kramp serve on the executive committee, which has been formed to take action on matters relating to the general governance of our company when the board is not otherwise meeting.

    The directors, with the exception of Robert Rosenberg, receive no cash compensation for serving on the board except for reimbursement of reasonable expenses incurred in attending meetings. Mr. Rosenberg receives a $3,500 fee for each board meeting attended.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information relating to the compensation awarded to, earned by or paid to our President and Chief Executive Officer, Kerry A. Kramp, and each of the five other most highly compensated executive officers whose individual compensation exceeded $100,000 during the 26-week transitional period ended July 3, 2002 and the fiscal year ended July 2, 2003 for services rendered to us.


                                                                                   ANNUAL COMPENSATION
                                                                 ------------------------------------------------------
                                                                 FISCAL                                   OTHER ANNUAL
                 NAME AND PRINCIPAL POSITION                      YEAR      SALARY($)     BONUS($)      COMPENSATION($)
                 ---------------------------                      ----      ---------     --------      ---------------
Kerry A. Kramp............................................        2003       472,500       50,000          20,023
  President, Chief Executive Officer and Director                 2002       253,558      114,071           4,743
David Goronkin............................................        2003       316,000           --           8,063
  Chief Operating Officer and Director                            2002       169,593       72,656           2,799
Glenn D. Drasher..........................................        2003       222,560           --           8,626
  Executive Vice President of Marketing                           2002       119,511       35,820           1,958
R. Michael Andrews, Jr....................................        2003       216,000       75,000          18,104
  Executive Vice President and Chief Financial Officer            2002       115,692       34,765           5,165
H. Thomas Mitchell........................................        2003       192,400       50,000           7,937
  Executive Vice President, General Counsel and Secretary         2002       103,315       17,695             138
Jean C. Rostollan.........................................        2003       192,400           --           6,569
  Executive Vice President of Purchasing                          2002        84,730       17,530           4,862

    David Goronkin, former Chief Operating Officer and Director, resigned from both positions in April 2003.


EMPLOYEE BENEFIT PLANS

    We have a 401(k) plan covering all of our employees who have been employed for at least one year, are 21 years or older and worked at least 1,000 hours in the previous year. Our discretionary contributions to the plan are determined annually by our Board of Directors and are used to match a portion of our employees' voluntary contributions. Our partial matching contributions to the 401(k) fund vest over a five-year period so long as the employee remains employed by us. We made matching contributions of $0.9 million in fiscal 2001 and $0.8 million in fiscal 2000. These contributions were paid during the first quarter of the succeeding fiscal year. There were no matching contributions for 2002. The 2003 matching contribution will not be authorized by the board of directors until the end of the 2003 calendar year. The Company has no accrual as of July 2, 2003 for 2003 matching contributions.

EMPLOYMENT AGREEMENTS

    Kerry A. Kramp,  Glenn D. Drasher,  R. Michael Andrews,  Jr.,
H. Thomas Mitchell, K. Michael Shrader and Jean C. Rostollan each entered into a severance protection agreement with us dated as of September 29, 2000. Each agreement entitles the executive to continue to receive his or her salary, medical and health benefits, group term life insurance and long term disability coverage on the same basis as prior to termination of employment with us for 52 weeks following termination of employment with us for any reason other than for cause, disability or death and execution of a release attached to the agreements. The executives have no duty to mitigate the amounts payable under the agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Buffets Holdings is the sole holder of all 100 issued and outstanding shares of our common stock. The address of Buffets Holdings is 1460 Buffet Way, Eagan, Minnesota, 55121.

    The following table sets forth the number and percentage of outstanding Buffets Holdings' common stock beneficially owned by (1) the named executive officers and each director of Buffets individually, (2) all named executive officers and directors as a group and (3) the stockholders of Buffets Holdings known to us to be the beneficial owner of more than 5% of Buffets Holdings' common stock as of July 2, 2003. Except as noted below, the address of each principal stockholder of Buffets Holdings is c/o Buffets, Inc., 1460 Buffet Way, Eagan, Minnesota, 55121.



          NAME OF BENEFICIAL OWNER                                          SHARES          PERCENTAGE
-------------------------------------------                                 ------          ----------
Caxton-Iseman Investments L.P.(1).........................................   2,501,438         77.0%
Sentinel Capital Partners II, L.P.(2).....................................     225,106          6.9
Frederick J. Iseman(1)....................................................   2,501,438         77.0
Kerry A. Kramp............................................................     130,000          4.0
R. Michael Andrews, Jr....................................................      40,625          1.3
Roe H. Hatlen(3)..........................................................     162,952          5.0
Robert M. Rosenberg.......................................................       4,610          0.1
Steven M. Lefkowitz.......................................................          --           --
Robert A. Ferris..........................................................          --           --
David S. Lobel............................................................          --           --
All named executive officers and directors as a group (8 persons).........   3,064,731         94.3
----------

(1) By virtue of Mr. Iseman's indirect control of Caxton-Iseman Investments L.P., he is deemed to beneficially own the 2,501,438 shares of common stock held by that entity. The address of Caxton-Iseman Investments L.P. and Mr. Iseman is c/o Caxton-Iseman Capital, Inc., 667 Madison Avenue, New York, New York, 10021.

(2) The address of Sentinel Capital Partners II, L.P. is 777 Third Avenue, 32nd Floor, New York, New York, 10017.

(3) Mr. Hatlen has sole voting and dispositive power over 65,012 shares of common stock. Mr. Hatlen may be deemed to be the beneficial owner of 67,518 shares of common stock held by the Lars C. Hatlen Trust, the Erik R. Hatlen Trust and Kari E. Hatlen, each such entity or person owning 22,506 shares of common stock. By virtue of Mr. Hatlen's control over Eventyr Investments, he is deemed to beneficially own the 30,422 shares of common stock held by that entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FOUNDER ADVISORY AGREEMENTS

    Roe H. Hatlen has entered into an advisory arrangement with us and Buffets Holdings that expires in 2005. Under his advisory agreement, Mr. Hatlen received $283,000 in fiscal 2003. He will receive $268,000 in fiscal 2004, $238,000 in fiscal 2005 and $113,000 in fiscal 2006. In addition, Mr. Hatlen will receive health, medical and other benefits comparable to those made available to our management employees through calendar 2005. Mr. Hatlen purchased approximately 5.0% of the shares of Buffets Holdings common stock (1.0% of the outstanding shares of Buffets Holdings common stock acquired by Mr. Hatlen was subject to vesting) and approximately 3.4% of the shares of Buffets Holdings preferred stock. 32,501 shares of Buffets Holdings common stock are subject to vesting over three years at the rate of one-third for each year Mr. Hatlen completes as a member of Buffets Holdings' board of directors. Buffets Holdings has rights to repurchase, at various prices depending on whether Mr. Hatlen is terminated with cause or without cause, the unvested shares of its common stock if Mr. Hatlen ceases to serve as a member of Buffets Holdings' board of directors.

CAXTON-ISEMAN CAPITAL ADVISORY AGREEMENT

    We entered an advisory agreement with Caxton-Iseman Capital under which Caxton-Iseman Capital provides various advisory services to us in exchange for an annual advisory fee equal to 2% of our annual consolidated earnings before interest, taxes, depreciation and amortization and an additional 1% fee for advisory services relating to particular transactions. Under this agreement, we paid $2.8 million in fiscal 2003, $1.2 million in fiscal 2002, $2.9 million in fiscal 2001 and $0.4 million in the period from October 2, 2000 to January 3, 2001.

BOARD OF DIRECTORS ADVISORY AGREEMENT

    We entered into an advisory agreement with Robert M. Rosenberg, under which he provided various advisory services to us for an advisory fee of $35,000 during fiscal 2003.

SENTINEL CAPITAL ADVISORY AGREEMENT

    We entered into an advisory agreement with Sentinel Capital Partners, L.L.C., under which Sentinel Capital provides various advisory services to us for an annual advisory fee of $200,000. Under this agreement, we paid $200,000 in fiscal 2003.

GUARANTEES, PROMISSORY NOTES AND PLEDGE AGREEMENTS

    As part of the buyout from public shareholders on October 2, 2000, some of our management investors obtained recourse loans from U.S. Bank, which allowed them to purchase shares in Buffets Holdings. In connection with these management investor loans, we provided guarantees of these loans to U.S. Bank and we paid interest to U.S. Bank at prime plus 1% on these loans. Concurrently, each of the management investors pledged his, or her, respective ownership interests in the shares of Buffets Holdings and executed a promissory note in favor of Buffets Holdings, whereby each agreed to repay the corresponding amount of the guarantee, together with interest at fixed rates ranging between 6% and 7% per annum, at the earliest of (1) seven years, (2) termination of employment with our company or (3) the sale, disposition or other transfer of the management investor's ownership interests in the shares. The aggregate amount of the guarantees was approximately $0.5 million as of July 2, 2003, including a guarantee to R. Michael Andrews, Jr. of $203,081.

    David Goronkin was advanced $315,000 on February 20, 2002 for the purchase of homestead property in Minnesota. Interest was payable annually at a rate equal to the company's interest rate on its senior secured borrowing, up to a maximum of 12% per annum. The principal plus accrued but unpaid interest was repaid upon his resignation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

         1. The following Financial Statements of the Company are included in
            Part II, Item 8 of this Annual Report on Form 10-K:

                Report of Independent Auditors

                Consolidated Balance Sheets as of January 2, 2002, July 3, 2002 and July 2, 2003

                Consolidated Statements of Operations for the Period from December 30, 1999 through October 1, 2000, for the Period from October 2, 2000 through January 3, 2001, for the Year Ended January 2, 2002, for the wenty-Six Week Transitional Period Ended July 3, 2002 and for the Year Ended July 2, 2003

                Consolidated Statements of Shareholder's Equity (Deficit) for the Period from December 30, 1999 through October 1, 2000, for the Period from October 2, 2000 through January 3, 2001, for the Year Ended January 2, 2002, for the Twenty-Six Week Transitional Period Ended July 3, 2002 and for the Year Ended July 2, 2003

                Consolidated Statements of Cash Flows for the Period from December 30, 1999 through October 1, 2000, for the Period from October 2, 2000 through January 3, 2001, for the Year Ended January 2, 2002, for the Twenty-Six Week Transitional Period Ended July 3, 2002 and for the Year Ended July 2, 2003

                Notes to Consolidated Financial Statements

         2. Schedules to Financial Statements:

                All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

         3. Index to Exhibits

                3.1 Articles of Incorporation of Buffets, Inc. (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4, filed with the Commission on August 16, 2002).
                3.2      Bylaws of Buffets, Inc.  (incorporated by reference to
                         Exhibit 3.2 to our registration statement on Form S-4, filed with the Commission on

                         August 16, 2002).
                4.1      Indenture, dated as of June 28, 2002, among
                         Buffets, Inc., the Guarantors and U.S. Bank
                         National Association, as Trustee
                         (incorporated by reference to Exhibit 4.1 to
                         our registration statement on Form S-4,
                         filed with the Commission on August 16, 2002).
                4.2      Form of Exchange Note (incorporated by
                         reference to Exhibit A to Exhibit 4.1 to our
                         registration statement on Form S-4, filed
                         with the Commission on August 16, 2002).
                4.3      Registration Rights Agreement, dated as of
                         June 28, 2002, among Buffets, Inc., the
                         Guarantors and Credit Suisse First Boston
                         Corporation (incorporated by reference to
                         Exhibit 4.3 to our registration statement on
                         Form S-4, filed with the Commission on
                         August 16, 2002)
                10.1     Credit Agreement, dated as of June 28, 2002,
                         among Buffets, Inc., Buffets Holdings, Inc.,
                         the lenders party thereto and Credit Suisse
                         First Boston, as administrative agent and as
                         collateral agent for the lenders
                         (incorporated by reference to Exhibit 10.1
                         to our registration statement on Form S-4,
                         filed with the Commission on August 16, 2002) .
                10.2     Management and Fee Agreement, dated October
                         2, 2000, by and among Buffets, Inc. and
                         Caxton-Iseman Capital, Inc. (incorporated by
                         reference to Exhibit 10.2 to our
                         registration statement on Form S-4, filed
                         with the Commission on August 16, 2002).
                10.3     Management and Fee Agreement, dated October
                         2, 2000, by and among Buffets, Inc. and
                         Sentinel Capital Partners, L.L.C.
                         (incorporated by reference to Exhibit 10.3
                         to our registration statement on Form S-4,
                         filed with the Commission on August 16, 2002).
                10.4     Advisory Agreement, dated September 28,
                         2000, by and among Buffets Holdings, Inc.,
                         Buffets, Inc. and Roe E. Hatlen
                         (incorporated by reference to Exhibit 10.4
                         to our registration statement on Form S-4,
                         filed with the Commission on August 16, 2002).
                10.5     Advisory Agreement, dated September 28,
                         2000, by and among Buffets Holdings, Inc.,
                         Buffets, Inc. and C. Dennis Scott
                         (incorporated by reference to Exhibit 10.5
                         to our registration statement on Form S-4,
                         filed with the Commission on August 16, 2002).
                10.6     Guaranty, dated September 28, 2000, from
                         Buffets, Inc. to U.S. Bank National
                         Association in connection with a Promissory
                         Note and Pledge Agreement by and among U.S.
                         Bank National Association and David Goronkin
                         (incorporated by reference to Exhibit 10.7
                         to our registration statement on Form S-4,
                         filed with the Commission on August 16, 2002).
                10.7     Guaranty, dated September 28, 2000, from
                         Buffets, Inc. to U.S. Bank National
                         Association in connection with a Promissory
                         Note and Pledge Agreement by and among U.S.
                         Bank National Association and R. Michael
                         Andrews, Jr. (incorporated by reference to
                         Exhibit 10.8 to our registration statement
                         on Form S-4, filed with the Commission
                         on August 16, 2002).
                10.8     Promissory Note and Pledge Agreement, dated
                         February 20, 2002, among David Goronkin,
                         Pamela Goronkin and Buffets, Inc.
                         (incorporated by reference to Exhibit 10.9
                         to our registration statement on Form S-4,
                         filed with the Commission on August 16, 2002).
                10.9     Severance  Protection  Agreements,  dated  September
                         29, 2000,  between  Buffets,  Inc. and each of
                         Kerry A. Kramp,  David Goronkin,  R. Michael
                         Andrews,  Jr., Glenn D. Drasher, K. Michael Shrader
                         and H. Thomas Mitchell (incorporated  by reference to
                         Exhibit 10.10 to our  registration  statement on Form
                         S-4,  filed with the Commission on August 16, 2002).
                10.9.1   Severance  Protection  Agreement,  dated September 29,
                         2000,  between  Buffets,  Inc. and Jean C. Rostollan.
                21       List  of  Subsidiaries  of  Buffets,  Inc.
                         (incorporated  by  reference  to  Exhibit  21 to our
                         registration statement on Form S-4, filed with the
                         Commission on August 16, 2002).
                24       Powers of Attorney (included on signature pages).
                31 .1    Sarbanes-Oxley Act Section 302 Certification of Chief
                         Executive Officer.
                31 .2    Sarbanes-Oxley Act Section 302 Certification of Chief
                         Financial Officer.
                32 .1    Sarbanes-Oxley Act Section 906 Certifications of Chief
                         Executive Officer.
                32 .2    Sarbanes-Oxley Act Section 906 Certifications of Chief
                         Financial Officer.

     (b) Reports on Form 8-K:

         1. On May 8, 2003, we filed a current report on Form 8-K (Item 9) announcing financial results for the third quarter ended
            April 9, 2003.

         2. On June 9, 2003, we filed a current report on Form 8-K (Items 5 and 7) announcing the sale of certain assets and same store sale projections.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BUFFETS, INC.



Date: September 30, 2003                By:    /s/ Kerry A. Kramp
                                              ----------------------------------
                                              Kerry A. Kramp
                                              Chief Executive Officer


                                        By:    /s/ R. Michael Andrews, Jr.
                                              ----------------------------------
                                              R. Michael Andrews, Jr.
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Kerry A. Kramp or R. Michael Andrews, Jr. or either of them his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                DATE
---------                          -----                                ----
/s/Kerry A. Kramp                  President,  Chief Executive Officer  September 30, 2003
---------------------------        (Principal Executive Officer) and
Kerry A. Kramp                     Director

/s/R. Michael Andrews, Jr.         Executive Vice President and Chief   September 30, 2003
---------------------------        Financial Officer (Principal
R. Michael Andrews, Jr.            Financial and Accounting Officer

/s/Robert A. Ferris                Director                             September 30, 2003
---------------------------
Robert A. Ferris

/s/Roe H. Hatlen                   Director (Vice Chairman of the       September 30, 2003
---------------------------        Board of Directors
Roe H. Hatlen

/s/Frederick J. Iseman             Director (Chairman of the Board of   September 30, 2003
---------------------------        Directors)
Frederick J. Iseman

/s/Steven M. Lefkowitz             Director                             September 30, 2003
---------------------------
Steven M. Lefkowitz

/s/David S. Lobel                  Director                             September 30, 2003
---------------------------
David S. Lobel

/s/Robert M. Rosenberg             Director                             September 30, 2003
---------------------------
Robert M. Rosenberg
