Form 10-Q
period 2003-09-24
BUFFETS INC
filed 2003-11-07
CIK 750274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 24, 2003

        Commission file number: 333-98301

BUFFETS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1462294
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1460 Buffet Way
Eagan, Minnesota	55121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 994-8608

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
YES [   ] NO [X]

The number of shares of Buffets, Inc.‘s common stock outstanding as of November 7, 2003 was 100.

BUFFETS, INC.
TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUFFETS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	September 24,
	2003	2003
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,747	$18,751
Receivables	6,586	6,743
Inventories	18,462	18,759
Prepaid expenses and other current assets	8,039	5,243
Assets held for sale	1,390	--
Deferred income taxes	15,216	15,358

Total current assets	65,440	64,854
PROPERTY AND EQUIPMENT, net	154,140	151,756
GOODWILL	312,163	312,163
DEFERRED INCOME TAXES	2,932	3,588
OTHER ASSETS, net	18,311	18,000

Total assets	$552,986	$550,361

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,777	$41,862
Accrued liabilities	77,407	71,025
Income taxes payable	4,787	8,095
Current maturities of long-term debt	1,735	1,721

Total current liabilities	127,706	122,703
LONG-TERM DEBT, net of current maturities	392,023	390,845
DEFERRED LEASE OBLIGATIONS	19,713	20,031
OTHER LONG-TERM LIABILITIES	7,889	7,062

Total liabilities	547,331	540,641
SHAREHOLDER'S EQUITY:
Common stock; $.01 par value, 100 shares authorized; 100
shares issued and outstanding	--	--
Retained earnings	5,655	9,720

Total shareholder's equity	5,655	9,720

Total liabilities and shareholder's equity	$552,986	$550,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Twelve Weeks Ended
	September 25,	September 24,
	2002	2003
	(Unaudited)
	(in thousands)
RESTAURANT SALES	$235,498	$219,608
RESTAURANT COSTS:
Food	72,726	71,260
Labor	73,748	68,402
Direct and occupancy	53,979	51,030

Total restaurant costs	200,453	190,692
ADVERTISING EXPENSES	7,099	5,622
GENERAL AND ADMINISTRATIVE EXPENSES	10,758	9,075

OPERATING INCOME	17,188	14,219
INTEREST EXPENSE	9,876	8,534
INTEREST INCOME	(103)	(92)
OTHER INCOME	(202)	(598)

INCOME BEFORE INCOME TAXES	7,617	6,375
INCOME TAX EXPENSE	2,725	2,219

Net income	$4,892	$4,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Weeks Ended
	September 25,	September 24,
	2002	2003
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$4,892	$4,156
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,268	7,606
Amortization of debt issuance cost	437	307
Deferred income taxes	825	(798)
Accretion of original issue discount	170	183
Loss (gain) on disposal of assets	31	(327)
Changes in assets and liabilities:
Receivables	649	93
Inventories	(374)	(372)
Prepaid expenses and other current assets	4,086	2,796
Accounts payable	(1,359)	(1,915)
Accrued and other liabilities	5,820	(6,521)
Income taxes payable	1,340	3,308

Net cash provided by operating activities	25,785	8,516

INVESTING ACTIVITIES:
Purchase of fixed assets	(5,323)	(3,709)
Acquisition of 20% minority interest in Tahoe Joe’s Inc.	--	(370)
Proceeds from sale of other assets	--	1,490
Purchase of other assets	(229)	(1,457)

Net cash used in investing activities	(5,552)	(4,046)

FINANCING ACTIVITIES:
Repayment of debt	--	(1,375)
Capital distribution	--	(91)
Debt issuance costs	(2,543)	--

Net cash used in financing activities	(2,543)	(1,466)

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,690	3,004
CASH AND CASH EQUIVALENTS, beginning of period	8,304	15,747

CASH AND CASH EQUIVALENTS, end of period	$25,994	$18,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
Interest (net of capitalized interest of $88 and $39)	$--	$12,938

Income taxes	$655	$(293)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Nature of Organization

Description of Business

        The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Granny’s Buffet, Country Roadhouse Buffet & Grill, Tahoe Joe’s Famous Steakhouse, and Soup ‘N Salad Unlimited in the United States. The Company operates principally in the midscale family dining industry segment. The Company operated 367 Company-owned restaurants (359 buffet restaurants and eight Tahoe Joe’s Famous Steakhouse Restaurants) and franchised 23 restaurants as of September 24, 2003.

Interim Financial Information

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the twelve weeks ended September 24, 2003 are not necessarily indicative of results that may be expected for the year ending June 30, 2004.

        The balance sheet as of July 2, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

        These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 30, 2003 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 9 through 14 of this report.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

        The Company’s fiscal year is comprised of fifty-two or fifty-three weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks.

Reclassifications

        Certain amounts shown in the prior-period condensed consolidated financial statements have been reclassified to conform with the current period condensed consolidated financial statement presentation. These reclassifications had no effect on net income or shareholder’s equity as previously presented.

2.     Other Assets

        Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $1.3 million as of July 2, 2003 and $1.6 million as of September 24, 2003. Debt issuance costs are the costs incurred to enter into the senior credit agreement and issue the senior subordinated notes. Debt issuance costs are being amortized over the terms of the related financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are no longer amortized, as they were determined to have indefinite lives upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Notes receivable represent the long-term portion of notes that arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $3.4 million as of July 2, 2003 and $3.5 million as of September 24, 2003. The notes receivable have due dates between 2004 and 2010.

        The gross carrying amount and accumulated amortization of each major class of other intangible assets were as follows (in thousands):

	Franchise fees		Trademarks		Liquor licenses		Total
	Gross		Gross		Gross		Gross
	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization	amount	amortization	amount	amortization
BALANCE, July 2, 2003	$69	$(44)	$34	$(21)	$317	$(25)	$420	$(90)
FY 2004 Activity:
Amortization	--	(3)	--	(2)	--	--	--	(5)

BALANCE, September 24, 2003	$69	$(47)	$34	$(23)	$317	$(25)	$420	$(95)

3.     Long-Term Debt

        As of September 24, 2003, long-term debt outstanding was as follows (in thousands):

Credit facility:
Revolver	$--
Term loan, interest at LIBOR plus 3.50%, due quarterly
through June 28, 2009 (interest rate at 4.6%)	170,427

Total credit facility	170,427
Senior subordinated notes, interest at 11.25%, due
July 15, 2010, net of discount of $7,861	222,139

Total long term debt	392,566
Less-- current maturities	1,721

$390,845

Credit Facility

        On June 28, 2002, the Company entered into a senior credit facility (the Credit Facility) which provided for total borrowings of up to $295,000,000, including (i) a $245,000,000 term loan, (ii) a $30,000,000 revolving credit facility, of which up to $20,000,000 is available in the form of letters of credit, and (iii) a separate $20,000,000 letter of credit facility. The terms of the Credit Facility permit the Company to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The term loan matures on June 28, 2009, while the revolving facility and the letter of credit facility mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six years of the loan (beginning on September 30, 2002), with the remaining balance payable due in equal quarterly installments during the seventh year of the loan. The term loan is secured by all of the Company’s assets. Buffets Holdings, Inc., the sole shareholder of the Company, has guaranteed the repayment of the Credit Facility. Pursuant to the Credit Facility’s requirement, the Company purchased an interest rate cap with a notional value of $15,000,000 and a 5% LIBOR strike price that expires on June 30, 2004. Availability under the senior credit facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the senior Credit Agreement dated June 28, 2002. The Company was in compliance with all financial ratio covenants as of September 24, 2003. The financial ratio covenant requirements increase over time, however, as set forth in the senior Credit Agreement.

        As of September 24, 2003, the Company had $27,116,360 in outstanding letters of credit, which expire through August 23, 2004. As of September 24, 2003, the total borrowing availability under the revolving credit facility was $21,000,000 and the total borrowing capacity under the letter of credit facility was $1,883,640.

        The Company has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of 1 percent.

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

4.     Purchase of Minority Interest in Joint Venture

        During August 2003, the Company acquired the remaining 20% interest in Tahoe Joe’s Inc. from the minority holder for $370,000. The Company concurrently eliminated its remaining excess minority interest liability recorded in the condensed consolidated balance sheets in other long-term liabilities resulting in approximately $345,000 of income that was recorded in other income in the condensed consolidated income statements during the first quarter of fiscal 2004. As a consequence of the transaction, Tahoe Joe’s, Inc. became a co-guarantor with the other wholly owned subsidiaries of Buffets, Inc. with respect to both the Credit Facility and the 11 1/4% Senior Subordinated Notes.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Unless the context indicates or requires otherwise, (i) the terms “Buffets”, “we”, “our” and “Company” refer to Buffets, Inc. and its subsidiaries and (ii) the terms “parent company” and “Buffets Holdings” refer to Buffets Holdings, Inc., our sole shareholder. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements and Risk Factors.”

General

        As of September 24, 2003, we operated 367 company-owned restaurant locations in 35 states comprised of 359 buffet restaurants and eight Tahoe Joe’s Famous Steakhouse® restaurants. The buffet restaurants are principally operated under the Old Country Buffet® or HomeTown Buffet® brands. We also franchise 23 locations in ten states.

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

        A significant portion of our cost structure is fixed in nature, particularly over shorter time horizons. Accordingly, changes in marginal sales volume can have a more significant impact on our profitability than for a business possessing a more variable cost structure.

        The mid-scale sector of the restaurant business, of which we are a part, is highly competitive with respect to food quality, concept, location, price and service. We have recently experienced improving restaurant sales trends, primarily in the form of increased guest traffic. We believe this improvement is due in large part to the upturn in the economy as well as the rollout of new menu items, which has caused an increase in restaurant visits by our target customers. We expect restaurant sales to continue to improve gradually in the next quarter, but believe that future sales strength in general and guest traffic in particular will be significantly influenced by general economic conditions.

        Our fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12, 12, 16 and 12 or 13 weeks.

        The following is a description of the line items from our income statements:

•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company-owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our balance sheet. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. Management recognizes royalty fees as other income based on the sales reported at the franchise restaurants.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than marketing expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Interest expense reflects interest costs associated with our debt, amortization of debt issuance costs and accretion of original issuance discount on our subordinated notes and bonds.

•	Interest income reflects interest earned on our short-term investments.

•	Other income primarily reflects franchise fees earned, less minority interest associated with our Tahoe Joe’s Inc. subsidiary during fiscal 2003.

•	Income tax expense reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, revenue recognition and goodwill. The Company bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

        We believe the following critical accounting policies affect management’s significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

Recoverability of Long-Lived Assets

        The Company periodically evaluates long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses and the other factors described to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant, including disposal value, if any, are less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the first quarter of 2004 or 2003.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of our acquisition cost over the fair market value of the net assets acquired. We amortized that goodwill on a straight-line basis over a 30-year life through the end of the fiscal year ended January 2, 2002. However, on January 3, 2002, we began applying the new rules on accounting for goodwill and other intangible assets issued by the Financial Accounting Standards Board in SFAS No. 142 “Goodwill and Other Intangible Assets.” There were no impairments to goodwill and other intangible assets identified for the first quarter of 2004 or 2003.

Results of Operations

        The following discussion reflects our historical results for the 12-week periods ended September 24, 2003 and September 25, 2002.

        Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

For the 12 Weeks Ended September 24, 2003 Compared to the 12 Weeks Ended September 25, 2002

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	12 Weeks		12 Weeks
	Ended		Ended
	September 25, 2002		September 24, 2003
	(dollars in thousands)

Restaurant sales	$235,498	100.0%	$219,608	100.0%
Restaurant costs	200,453	85.1	190,692	86.8
Advertising expenses	7,099	3.0	5,622	2.6
General and administrative expenses	10,758	4.6	9,075	4.1

Operating income	17,188	7.3	14,219	6.5
Interest expense	9,876	4.2	8,534	3.9
Interest income	(103)	--	(92)	--
Other income	(202)	(0.1)	(598)	(0.3)

Income before income taxes	7,617	3.2	6,375	2.9
Income tax expense	2,725	1.2	2,219	1.0

Net income	$4,892	2.1	$4,156	1.9

Certain percentage amounts do not sum to total due to rounding.

        Restaurant Sales. Restaurant sales for the 12 weeks ended September 24, 2003 decreased $15.9 million, or 6.7%, compared with the 12 weeks ended September 25, 2002. The decline in sales for the quarter ended September 24, 2003 versus the prior year period was primarily attributable to the closure of 18 buffet restaurants and the sale of 13 Original Roadhouse Grill restaurants, partially offset by the opening of 5 units, over the past year. Average weekly sales for the first quarter of fiscal 2004 of $50,002 were slightly higher than the comparable prior year period’s average weekly sales of $49,989. Same-store sales for the first quarter of fiscal 2004 declined by 2.1% compared to the comparable prior year period, reflecting a 3.8% decline in guest traffic partially offset by a 1.7% increase in average check. The Company currently expects same-store sales for the second quarter of the fiscal 2004 (the 12-week period ending December 17, 2003) to increase by approximately 1% to 3% versus the comparable period in fiscal 2003 due to the improved macro-economic environment and our improved menu offerings.

        Restaurant Costs. Restaurant costs for the first quarter of fiscal 2004 increased by 1.7% as a percentage of sales compared with the comparable prior year period. Food cost increased 1.5% as a percentage of sales primarily due to our expanded and enriched menu offerings. Labor costs were 0.2% lower as a percentage of sales than those experienced in the comparable quarter in the prior year, primarily due to a reduction in our restaurant management staffing levels substantially effected during the third quarter of fiscal 2003. Direct and occupancy costs increased by 0.4% measured as a percentage of sales versus the comparable quarter in the prior year. The increase was primarily attributable to an increase in utility costs, partially offset by decreases in depreciation and amortization expense resulting from the sale and leaseback of 30 restaurants during fiscal 2003. We currently expect that restaurant costs will remain stable as a percentage of sales during the second quarter of fiscal 2004.

        Advertising Expenses. Advertising costs decreased 0.4% as a percentage of sales during the first quarter of fiscal 2004 versus the comparable quarter in the prior year. Approximately 62% of our buffet restaurants received television-advertising support in the first quarter of 2004 compared with 79% during the comparable quarter in 2003. Last year we invested in heavier advertising weights in a number of markets during prime time and late news in an effort to drive traffic. These investments did not produce returns at levels justifying their continuation. Accordingly, our weights were reduced to more historic levels for 2004. For the past two quarters, we have focused our television-advertising investments in our most media-efficient markets. We expect a similar level of advertising costs as a percentage of sales during the second quarter of this year.

        General and Administrative Expenses. General and administrative expenses decreased 0.5% as a percentage of sales during the first quarter of 2004 as compared to the 12 weeks ended September 25, 2002. This reduction was largely due to a decrease in professional fees and a workforce reduction of approximately 70 non-store employees completed during the third quarter of fiscal 2003. We expect that general and administrative expense as a percentage of sales will remain stable for the second quarter of fiscal 2004.

        Interest Expense. Interest expense decreased 0.3% as a percentage of sales during the first quarter of fiscal 2004 versus the comparable prior year period primarily due to lower weighted average outstanding debt balances.

         Interest Income. Interest income was flat as a percentage of sales between the respective periods.

        Other Income. Other income increased 0.2% as a percentage of sales during the first quarter of 2004 compared with the comparable prior year period. The improvement was primarily attributable to an adjustment of the Company’s excess minority interest liability of approximately $345,000, concurrent with our acquisition of the remaining 20% interest in Tahoe Joe’s Inc. from the minority holder.

        Income Taxes. Income taxes decreased 0.2% as a percentage of sales for the 12 weeks ended September 24, 2003 compared to the 12 weeks ended September 25, 2002 principally due to a decrease in income before income taxes.

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

        Net cash provided by operating activities was $8.5 million for the 12 weeks ended September 24, 2003 and $25.8 million for the 12 weeks ended September 25, 2002. Net cash provided by operating activities exceeded the net income for the first quarter of fiscal 2004 principally due to the effect of depreciation and amortization, an increase in income taxes payable and a decrease in prepaid expenses and other current assets, partially offset by a decrease in accrued and other liabilities. Net cash provided by operating activities exceeded net income for the first quarter of fiscal 2003 primarily due to the effect of depreciation and amortization, a decrease in prepaid expenses and other current assets and an increase in accrued and other liabilities. The decrease in cash provided by operating activities between the first quarter of 2004 and 2003 was largely attributable to the timing of interest payments on our term loans and senior subordinated debt.

        Net cash used in investment activities was $4.0 million for the 12 weeks ended September 24, 2003 and $5.6 million for the 12 weeks ended September 25, 2002. Investment activities were largely comprised of capital expenditures for both periods.

        Net cash used in financing activities totaled $1.5 million for the first quarter of fiscal 2004 and $2.5 million for the first quarter of fiscal 2003. Financing activities consisted primarily of accelerated repayments of debt in fiscal 2004 and debt issuance costs during fiscal 2003.

        On June 28, 2002, we entered into new debt agreements to refinance our existing debt, make a distribution to our parent, Buffets Holdings, Inc., and repurchase our outstanding preferred stock warrants. We issued 11¼% senior subordinated notes in the principal amount of $230 million, net of a discount of $8.8 million, and borrowed $245 million under a $295 million senior credit facility.

        In connection with the redemption of our 14% senior subordinated notes and Buffets Holdings’ 16% senior subordinated notes on June 28, 2002, we agreed to pay $18.0 million of redemption fees, of which $1.0 million was paid at closing out of the net proceeds of the offering of the initial notes and was accounted for as part of the transaction fees and expenses relating to the Refinancing Transactions. An additional $5.0 million of redemption fees was paid on each of September 30, 2002 and December 31, 2002. The final payment of $7.0 million was made on February 4, 2003. The redemption fees were included in accrued liabilities on our balance sheet until these periodic installment payments were paid from our cash flow generated from operations. The redemption fees were recognized as a loss related to refinancing in the 26-week transitional period ended July 3, 2002.

        The Company’s $295 million senior credit facility is comprised of (i) a $245 million term loan, (ii) a $30 million revolving credit facility, of which up to $20 million is available in the form of letters of credit, and (iii) a separate $20 million letter of credit facility. The terms of the senior credit facility permit us to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25 million. The Company has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of 1 percent. The term loan matures on June 28, 2009 while the revolving facility and the letter of credit facility mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six years of the loan (beginning on September 30, 2002), with the remaining balance payable due in equal quarterly installments during the seventh year of the loan. The term loan is secured by all of our assets. Buffets Holdings, Inc. has also guaranteed the repayment of the senior credit facility. Pursuant to the Credit Facility’s requirement, the Company purchased an interest rate cap with a notional value of $15,000,000 and a 5% LIBOR strike price that expires on June 30, 2004. Availability under the senior credit facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the senior Credit Agreement dated June 28, 2002. The Company was in compliance with all financial ratio covenants as of September 24, 2003. The financial ratio covenant requirements increase over time, however, as set forth in the senior Credit Agreement.

        As of September 24, 2003, we had approximately $27.1 million in outstanding letters of credit, which expire through August 23, 2004. As of September 24, 2003, the total borrowing availability under the revolving credit facility was $21 million and the total borrowing capacity under the letter of credit facility was approximately $1.9 million.

        As discussed above, on June 28, 2002, we issued $230.0 aggregate principal amount of our 11¼% senior subordinated notes due July 15, 2010. Gross proceeds from the offering of the notes were approximately $221.2 million. Interest is payable semi-annually on January 15 and July 15 of each year. Except in the event of an initial public offering, we are not entitled to redeem the notes prior to July 15, 2006, after which we can choose to redeem some or all of the notes at specified redemption prices. The indenture governing the notes contains covenants limiting our ability to (1) incur additional indebtedness, (2) pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness, (3) make investments, (4) create restrictions on the payment of dividends, (5) engage in transactions with affiliates, (6) sell assets, and (7) consolidate, merge or transfer assets. The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by all of our wholly-owned subsidiaries, namely Distinctive Dining, Inc., Hometown Buffet, Inc., OCB Purchasing Co., OCB Restaurant Co., Tahoe Joe’s Inc. and Restaurant Innovations, Inc.

        During the second quarter of fiscal 2004, we do not plan to open any restaurants. We estimate that we will spend approximately $2 million in the aggregate on construction of new restaurants, principally for leasehold improvements. We anticipate spending approximately $10 million in remodeling, relocation and improvement costs for existing facilities and an additional $1 million for corporate and system investments.

        We are not aware of any other event or trend that would potentially affect our capital requirements or liquidity. For the next twelve months, we believe that cash flow from operations, landlord contributions, credits received from trade suppliers and available borrowing capacity will be adequate to finance our development plans, on-going operations and debt service obligations.

Seasonality and Quarterly Fluctuations

        Our sales are seasonal, with a lower percentage of annual sales occurring in most of our current market areas during the winter months. Our restaurant sales may also be affected by unusual weather patterns, major world events or matters of public interest that compete for customers’ attention. Generally, restaurant sales per unit are lower in the winter months, our third fiscal quarter ending in April of each year. The impact of these reduced average weekly sales will be mitigated in our future quarterly data presentations through the inclusion of 16 weeks in the quarter ending in late April of each year, compared to only 12 or 13 weeks in each of the other fiscal quarters.

Forward-Looking Statements and Risk Factors

        The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as “projects,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions. Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. The risks and uncertainties involving forward-looking statements include, but are not limited to, general business and economic conditions, negative publicity, the impact of competition, the seasonality of our business, adverse weather conditions, future commodity prices, fuel and utility costs, labor costs, employment and environmental laws, governmental regulations, and inflation. For a detailed discussion of risks and uncertainties that may cause our future performance to differ from that projected in the forward-looking statements, please refer to the “Risk Factors/Forward-Looking Statements” section contained in Buffets’ Form 10-K filed with the Securities and Exchange Commission on September 30, 2003. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Our 11¼% senior subordinated notes are fixed and the interest rates on the term loans under our senior credit facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest expense fluctuating by approximately $0.4 million for the 12 weeks ended September 24, 2003. Our interest rate risk is mitigated, in part, by an interest rate cap purchased on November 25, 2002 with a notional value of $15 million and a 5% LIBOR strike price that expires on June 30, 2004.

        Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average price increases were approximately 2% for the 12 weeks ended September 24, 2003. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

ITEM 4.     CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of September 24, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

        Changes in Internal Controls. During the 12 weeks ended September 24, 2003, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

        We are not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but are filing this Quarterly Report on Form 10-Q on a voluntary basis. Accordingly, we are not an “issuer” as defined in Section 2(a)(7) of the Sarbanes-Oxley Act of 2002.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibits

4.1	First Supplemental Indenture ("Subsidiary Guaranty"), dated as of September 26, 2003, among HomeTown Buffet Merger Company, Inc., Buffets, Inc. and U.S. Bank National Association, as trustee.
4.2.	Second Supplemental Indenture, dated as of November 5, 2003, between Tahoe Joe's, Inc. and U.S. Bank National Association, as trustee.
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.
31.2.	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.
32.1.	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer.
32.2.	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer.

    (b)        Reports on Form 8-K

1.	On August 18, 2003, we furnished a current report on Form 8-K (Items 7 and 12) announcing a conference call to discuss fiscal 2003 results and reporting same store sales trends for the fourth quarter of fiscal 2003.
2.	On September 9, 2003, we furnished a current report on Form 8-K (Items 7 and 12) announcing year-end results for fiscal 2003 and reporting same store sales guidance for the first quarter of 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS, INC.
Date: November 7, 2003	By:	/s/ Kerry A. Kramp

Kerry A. Kramp
Chief Executive Officer

	By:	/s/ R. Michael Andrews, Jr.

R. Michael Andrews, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)