Form 10-Q
period 2003-12-17
BUFFETS INC
filed 2004-01-27
CIK 750274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 17, 2003

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
YES [   ] NO [X]

The number of shares of Buffets, Inc.‘s common stock outstanding as of January 27, 2004 was 100.

BUFFETS, INC.
TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUFFETS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	December 17,
	2003	2003
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,747	$24,357
Receivables	6,586	7,149
Inventories	18,462	18,710
Prepaid expenses and other current assets	8,039	5,238
Assets held for sale	1,390	--
Deferred income taxes	15,216	13,591

Total current assets	65,440	69,045
PROPERTY AND EQUIPMENT, net	154,140	156,238
GOODWILL	312,163	312,163
DEFERRED INCOME TAXES	2,932	2,520
OTHER ASSETS, net	18,311	17,330

Total assets	$552,986	$557,296

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,777	$39,156
Accrued liabilities	77,407	79,410
Income taxes payable	4,787	6,432
Current maturities of long-term debt	1,735	1,721

Total current liabilities	127,706	126,719
LONG-TERM DEBT, net of current maturities	392,023	390,598
DEFERRED LEASE OBLIGATIONS	19,713	20,591
OTHER LONG-TERM LIABILITIES	7,889	6,950

Total liabilities	547,331	544,858
SHAREHOLDER'S EQUITY:
Common stock; $.01 par value, 100 shares authorized; 100
shares issued and outstanding	--	--
Retained earnings	5,655	12,438

Total shareholder's equity	5,655	12,438

Total liabilities and shareholder's equity	$552,986	$557,296

                       The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Twenty Four Weeks Ended
	December 18,	December 17,	December 18,	December 17,
	2002	2003	2002	2003
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$221,189	$211,275	$456,687	$430,883
RESTAURANT COSTS:
Food	69,264	68,949	141,990	140,209
Labor	72,161	65,117	145,909	133,519
Direct and occupancy	50,991	49,345	104,970	100,375

Total restaurant costs	192,416	183,411	392,869	374,103
ADVERTISING EXPENSES	7,634	6,270	14,733	11,892
GENERAL AND ADMINISTRATIVE EXPENSES	10,768	9,504	21,526	18,579
LOSS ON SALE AND LEASEBACK TRANSACTION	5,434	--	5,434	--

OPERATING INCOME	4,937	12,090	22,125	26,309
INTEREST EXPENSE	9,984	8,488	19,860	17,022
INTEREST INCOME	(96)	(93)	(199)	(185)
OTHER INCOME	(391)	(245)	(593)	(843)

INCOME (LOSS) BEFORE INCOME TAXES	(4,560)	3,940	3,057	10,315
INCOME TAX EXPENSE (BENEFIT)	(2,046)	1,222	679	3,441

Net income (loss)	$(2,514)	$2,718	$2,378	$6,874

                        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty Four Weeks Ended
	December 18,	December 17,
	2002	2003
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$2,378	$6,874
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	18,094	15,431
Amortization of debt issuance cost	888	613
Deferred income taxes	1,092	2,037
Accretion of original issue discount	341	366
Loss (gain) on disposal of assets	217	(140)
Loss on sale and leaseback transaction	5,434	--
Changes in assets and liabilities:
Receivables	2,067	(313)
Inventories	431	(474)
Prepaid expenses and other current assets	5,607	2,801
Accounts payable	(677)	(4,621)
Accrued and other liabilities	14,552	2,312
Income taxes payable	(1,265)	1,645

Net cash provided by operating activities	49,159	26,531

INVESTING ACTIVITIES:
Proceeds from sale and leaseback transaction	22,580	--
Purchase of fixed assets	(14,449)	(17,232)
Acquisition of 20% minority interest in Tahoe Joe's Inc.	--	(370)
Net proceeds from sale (purchase) of other assets	(67)	1,577

Net proceeds provided by (used in) investing activities	8,064	(16,025)

FINANCING ACTIVITIES:
Repayment of debt	(23,148)	(1,805)
Capital distribution	--	(91)
Debt issuance costs	(2,757)	--

Net cash used in financing activities	(25,905)	(1,896)

NET CHANGE IN CASH AND CASH EQUIVALENTS	31,318	8,610
CASH AND CASH EQUIVALENTS, beginning of period	8,304	15,747

CASH AND CASH EQUIVALENTS, end of period	$39,622	$24,357

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
Interest (net of capitalized interest of $183 and $108)	$3,801	$15,173

Income taxes	$946	$(243)

                        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Organization

Company Background

        Buffets Holdings, Inc. (Buffets Holdings), a Delaware corporation, was formed to acquire 100 percent of the common stock of Buffets, Inc. and its subsidiaries (the Company) in a buyout from public shareholders. On October 2, 2000, pursuant to a sale agreement dated September 29, 2000 between Buffets Holdings and Caxton-Iseman Investments LLP (Caxton-Iseman), Buffets Holdings acquired the common stock of Buffets, Inc. for a total of $639.8 million funded by (i) $85 million in cash held by the Company, (ii) $310 million borrowed under a $340 million senior credit agreement, (iii) 14 percent senior subordinated notes due September 29, 2008 in the principal amount of $80 million, (iv) 16 percent senior subordinated notes due September 29, 2008 in the principal amount of $15 million, (v) warrants to purchase 205,696 shares of common stock and 61,709 shares of preferred stock, (vi) $20 million in proceeds from the sale and leaseback of the Company’s Eagan, Minnesota, headquarters facility, and (vii) $130 million of capital contributions from Caxton-Iseman, Sentinel Capital and members of management.

Description of Business

        The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Granny’s Buffet, Country Roadhouse Buffet & Grill, Tahoe Joe’s Famous Steakhouse, and Soup ‘N Salad Unlimited in the United States. The Company operates principally in the midscale family dining industry segment. The Company operated 362 Company-owned restaurants (354 buffet restaurants and eight Tahoe Joe’s Famous Steakhouse Restaurants) and franchised 21 restaurants as of December 17, 2003.

Interim Financial Information

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the twelve-week and twenty four-week periods ended December 17, 2003 are not necessarily indicative of results that may be expected for the year ending June 30, 2004.

        The balance sheet as of July 2, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

        These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 30, 2003 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 10 through 17 of this report.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

        The Company’s fiscal year is comprised of fifty-two or fifty-three weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks. There are 52 weeks in the Company’s 2004 fiscal year.

Reclassifications

        Certain amounts shown in the prior-period condensed consolidated financial statements have been reclassified to conform with the current period condensed consolidated financial statement presentation. These reclassifications had no effect on net income (loss) or shareholder’s equity as previously presented.

2. Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46 (R), “Consolidation of Variable Interest Entities,” which represents a revision to FIN 46. The provisions of FIN 46 (R) are effective for interests in VIEs as of the first interim, or annual, period ending after December 15, 2003. In addition, FIN 46 (R) requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The Company adopted FIN 46 (R) as of December 17, 2003 and its adoption had no impact on the Company’s consolidated results of operations, financial position or cash flow.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 as of July 3, 2003 and its adoption had no impact on the Company’s consolidated results of operations, financial position or cash flow.

3. Other Assets

        Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $1.3 million as of July 2, 2003 and $1.9 million as of December 17, 2003. Debt issuance costs are the costs incurred to enter into the senior credit agreement and issue the senior subordinated notes. Debt issuance costs are being amortized over the terms of the related financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are no longer amortized, as they were determined to have indefinite lives upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Notes receivable represent the long-term portion of notes that arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $3.4 million as of July 2, 2003 and $3.5 million as of December 17, 2003. The notes receivable have due dates between 2004 and 2010.

        The gross carrying amount and accumulated amortization of each major class of other intangible assets were as follows (in thousands):

	Franchise fees		Trademarks		Liquor licenses		Total
	Gross		Gross		Gross		Gross
	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization	amount	amortization	amount	amortization
BALANCE, July 2, 2003	$69	$(44)	$34	$(21)	$317	$(25)	$420	$(90)
FY 2004 Activity:
Amortization	--	(5)	--	(4)	--	--	--	(9)

BALANCE, December 17, 2003	$69	$(49)	$34	$(25)	$317	$(25)	$420	$(99)

4. Long-Term Debt

        As of December 17, 2003, long-term debt outstanding was as follows (in thousands):

Credit facility:
Revolver	$--
Term loan, interest at LIBOR plus 3.50%, due quarterly
through June 28, 2009 (interest rate at 4.6%)	169,997

Total credit facility	169,997
Senior subordinated notes, interest at 11.25%, due
July 15, 2010, net of discount of $7,678	222,322

Total long term debt	392,319
Less-- current maturities	1,721

$390,598

Credit Facility

        On June 28, 2002, the Company entered into a senior credit facility (the Credit Facility) which provided for total borrowings of up to $295,000,000, including (i) a $245,000,000 term loan, (ii) a $30,000,000 revolving credit facility, of which up to $20,000,000 is available in the form of letters of credit, and (iii) a separate $20,000,000 letter of credit facility. The terms of the Credit Facility permit the Company to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The term loan matures on June 28, 2009, while the revolving facility and the letter of credit facility mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six years of the loan (beginning on September 30, 2002), with the remaining balance payable due in equal quarterly installments during the seventh year of the loan. The term loan is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Buffets Holdings has also guaranteed the repayment of the Credit Facility. Pursuant to the Credit Facility’s requirement, the Company purchased an interest rate cap with a notional value of $15,000,000 and a 5% LIBOR strike price that expires on June 30, 2004. Availability under the senior credit facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the senior Credit Agreement dated June 28, 2002. The Company was in compliance with all financial ratio covenants as of December 17, 2003. The financial ratio covenant requirements increase over time, however, as set forth in the senior Credit Agreement.

        As of December 17, 2003, the Company had $27,116,360 in outstanding letters of credit, which expire through November 13, 2004. As of December 17, 2003, the total borrowing availability under the revolving credit facility was $21,000,000 and the total borrowing capacity under the letter of credit facility was $1,883,640.

        The Company has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of 1 percent.

11 1/4% Senior Subordinated Notes

        On June 28, 2002, the Company issued 11 1/4% senior subordinated notes in the principal amount of $230 million due July 15, 2010. Such notes were issued at 96.181%. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Except in the event of an initial public offering, we are not entitled to redeem the notes at our option prior to July 15, 2006. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009 at which point there is no redemption price premium. In the event of an initial public offering prior to July 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.25%. In addition, in the event of an initial public offering by either the Company or Buffets Holdings, Inc. prior to July 15, 2005, the Company is required to offer to purchase up to an aggregate principal amount of the notes as may be purchased with funds equal in amount to 50% of the net cash proceeds from that initial public offering at a price of 111.25% of the outstanding principal amount of the notes, plus any accrued and unpaid interest to the date of repurchase, provided, however, that, in no event will the Company be required to make an offer to purchase more than $80.5 million aggregate principal amount of the notes. Furthermore, in the event of a change in control, as defined in the indenture governing those notes, the holders of the notes may require the Company to repurchase the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.

5. Sale and Leaseback Transaction

        On December 11, 2002, the Company entered into a sale and leaseback transaction whereby the Company transferred its leasehold interests and leasehold improvements with respect to 27 restaurants to a third party for net proceeds of $22.6 million. The Company simultaneously entered into long-term leases for those restaurants with an aggregate initial annual rent of approximately $3.2 million. In connection with this sale and leaseback, the Company recorded a loss of $5.4 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. Also included in the loss on the transaction were payments that the Company made to Caxton-Iseman Capital, Inc., an affiliate of Caxton-Iseman Investments L.P. which held approximately 77% of Buffets Holdings, Inc.‘s outstanding common stock as of December 18, 2002, for advisory fees equal to 1% of the gross proceeds of the transaction, or approximately $0.3 million. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of $3.3 million. The deferred gain will be accreted over the life of the respective restaurant leases, ranging from 17 to 25 years.

6. Subsequent Event

        On January 27, 2004, Buffets Holdings announced a proposed offering of senior discount notes in a Rule 144A offering. The gross proceeds from the proposed offering are expected to be approximately $100 million. In connection with the proposed offering of senior discount notes, the Company also intends to enter into an amended senior secured credit facility in an aggregate amount of approximately $310 million.

        Buffets Holdings and the Company intend to use cash on hand, the proceeds from the proposed offering of the senior discount notes and the Company’s borrowings under its amended credit facility to refinance all of Buffets’ outstanding indebtedness under the term loan under its existing credit facility, use $50 million of proceeds to repurchase the Company’s 11¼% senior subordinated notes due 2010 and/or repay bank indebtedness, redeem Buffets Holdings’ series A senior subordinated and series B junior subordinated notes due 2011, make a distribution to stockholders and pay transaction fees and expenses. The proposed offering of senior discount notes and the other refinancing transactions are expected to close during February 2004.

        The securities to be offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

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

General

        As of December 17, 2003, we operated 362 company-owned restaurant locations in 35 states comprised of 354 buffet restaurants and eight Tahoe Joe’s Famous Steakhouse® restaurants. The buffet restaurants are principally operated under the Old Country Buffet® or HomeTown Buffet® brands. We also franchise 21 locations in eight states.

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

        Certain elements of our cost structure are fixed in nature, particularly over shorter time horizons. Accordingly, changes in marginal sales volume can have a more significant impact on our profitability than for a business possessing a more variable cost structure.

        During the past three quarters, we have experienced improving restaurant sales trends, primarily in the form of increased guest traffic. We believe this improvement is due in large part to the upturn in the economy as well as the rollout of new menu offerings, which has caused an increase in restaurant visits by our target customers. We expect same-store restaurant sales to continue to be positive in the next quarter compared with the comparable prior year period, but believe that future sales strength in general and guest traffic in particular will continue to be significantly influenced by general economic conditions.

        Our fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12, 12, 16 and 12 or 13 weeks.

        The following is a description of the line items from our income statements:

•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company-owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our balance sheet. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. We recognize royalty fees as other income based on the sales reported at the franchise restaurants.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than marketing expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Loss on sale and leaseback transaction reflects transaction costs and impairment losses associated with the sale and leaseback of the leasehold interests and leasehold improvements with respect to 27 restaurants completed on December 11, 2002.

•	Interest expense reflects interest costs associated with our debt, amortization of debt issuance costs and accretion of original issuance discount on our subordinated notes and bonds.

•	Interest income reflects interest earned on our short-term investments.

•	Other income primarily reflects franchise fees earned, less minority interest associated with our Tahoe Joe’s Inc. subsidiary during fiscal 2003.

•	Income tax expense (benefit) reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, revenue recognition and goodwill. We base our estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

        We believe the following critical accounting policies affect management’s significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

Recoverability of Long-Lived Assets

        We periodically evaluate long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of operating losses and the other factors described to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant, including disposal value, if any, are less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. We generally measure fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the 24 weeks ended December 17, 2003. We expensed approximately $1.0 million during the 12 weeks ended December 18, 2002 and approximately $1.1 million during the 24 weeks ended December 18, 2002 relating to the impairment of long-lived assets associated with 11 and 13 restaurants, respectively. This amount was partially offset by an approximate $0.8 million reduction in lease obligation accrual assumptions in accrued store closing costs, based on receiving greater than planned sublease and other cash receipts. In addition, we also recognized approximately $5.4 million in impairments on 15 restaurants as part of the loss on the sale and leaseback transaction completed on December 11, 2002.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of our acquisition cost over the fair market value of the net assets acquired. We amortized that goodwill on a straight-line basis over a 30-year life through the end of the fiscal year ended January 2, 2002. However, on January 3, 2002, we began applying the new rules on accounting for goodwill and other intangible assets issued by the Financial Accounting Standards Board in SFAS No. 142 “Goodwill and Other Intangible Assets.” There were no impairments to goodwill and other intangible assets identified for the first 24 weeks of 2004 or 2003.

Results of Operations

        The following discussion reflects our historical results for the 12-week and 24-week periods ended December 17, 2003 and December 18, 2002.

        Our future results may not be consistent with our historical results. Most notably, our fiscal 2003 results included the operating results for 13 Original Roadhouse Grill restaurants that were sold in June 2003, as well as the impact of a sale and leaseback transaction with respect to 27 restaurants completed in December 2002. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

For the 12 Weeks Ended December 17, 2003 Compared to the 12 Weeks Ended December 18, 2002

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	12 Weeks		12 Weeks
	Ended		Ended
	December 18, 2002		December 17, 2003
	(dollars in thousands)

Restaurant sales	$221,189	100.0%	$211,275	100.0%
Restaurant costs	192,416	87.0	183,411	86.8
Advertising expenses	7,634	3.5	6,270	3.0
General and administrative expenses	10,768	4.9	9,504	4.5
Loss on sales and leaseback transaction	5,434	2.5	--	--

Operating income	4,937	2.2	12,090	5.7
Interest expense	9,984	4.5	8,488	4.0
Interest income	(96)	--	(93)	--
Other income	(391)	(0.2)	(245)	(0.1)

Income (loss) before income taxes	(4,560)	(2.1)	3,940	1.9
Income tax expense (benefit)	(2,046)	(0.9)	1,222	0.6

Net income (loss)	$(2,514)	(1.1)	$2,718	1.3

Certain percentage amounts do not sum to total due to rounding.

        Restaurant Sales. Restaurant sales for the 12 weeks ended December 17, 2003 decreased $9.9 million, or 4.5%, compared with the 12 weeks ended December 18, 2002. The decline in sales for the quarter ended December 17, 2003 versus the prior year period was primarily attributable to the closure of 14 buffet restaurants and the sale of 13 Original Roadhouse Grill restaurants, partially offset by the opening of 3 units, over the past year. Average weekly sales for the second quarter of fiscal 2004 of $48,435 were 3.0% higher than the comparable prior year period’s average weekly sales of $47,021. Same-store sales for the second quarter of fiscal 2004 increased by 2.3% compared to the comparable prior year period, reflecting a 1.0% decline in guest traffic offset by a 3.3% increase in average check. The increase in average check was comprised of approximately a 2.0% price increase and a 1.3% average check increase due to a traffic mix shift to the dinner day part. The dinner day part has a higher price than lunch or breakfast. We currently expect same-store sales for the third quarter of the fiscal 2004 (the 16-week period ending April 7, 2004) to increase by approximately 1% to 3% versus the comparable period in fiscal 2003 due to the improved macro-economic environment and our improved menu offerings.

        Restaurant Costs. Restaurant costs for the second quarter of fiscal 2004 decreased by 0.2% as a percentage of sales compared with the comparable prior year period. Food costs as a percentage of sales increased 130 basis points primarily due to our expanded and enriched menu offerings. Labor costs as a percentage of sales were 180 basis points lower than those experienced in the comparable quarter in the prior year, primarily due to a reduction in our restaurant management staffing levels substantially effected during the third quarter of fiscal 2003 and improved productivity of our hourly employees. Direct and occupancy costs as a percentage of sales increased by 30 basis points versus the comparable quarter in the prior year. The increase was primarily attributable to the recognition during fiscal 2003 of $1.2 million in net proceeds from the partial settlement of an insurance claim, partially offset by decreases in depreciation and amortization expense resulting from the sale and leaseback of 30 restaurants during fiscal 2003. We currently expect that restaurant costs will remain stable as a percentage of sales during the third quarter of fiscal 2004.

        Advertising Expenses. Advertising costs decreased 0.5% as a percentage of sales during the second quarter of fiscal 2004 versus the comparable quarter in the prior year. Approximately 62% of our buffet restaurants received television-advertising support in the second quarter of 2004 compared with 79% during the comparable quarter in 2003. Last year we invested in heavier advertising weights in a number of markets during prime time and late news in an effort to drive traffic. These investments did not produce returns at levels justifying their continuation. Accordingly, our weights were reduced to more historic levels for 2004. For the past three quarters we have focused our television-advertising investments in our most media-efficient markets. We expect advertising costs as a percentage of sales during the third quarter of this year to be similar to those experienced in the second quarter of 2004.

        General and Administrative Expenses. General and administrative expenses as a percentage of sales decreased 40 basis points during the second quarter of 2004 as compared to the 12 weeks ended December 18, 2002. This reduction was largely due to a decrease in professional fees and a workforce reduction of approximately 70 non-store employees largely effected during the third quarter of fiscal 2003. We expect that general and administrative expenses, as a percentage of sales, will remain stable for the third quarter of fiscal 2004.

        Loss on Sale and Leaseback Transaction. On December 11, 2002, we entered into a sale and leaseback transaction whereby we transferred our leasehold interests and leasehold improvements with respect to 27 restaurants to a third party for net proceeds of $22.6 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial annual rent of approximately $3.2 million. In connection with this sale and leaseback, we recorded a loss of $5.4 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. Also included in the loss on the transaction were payments that we made to Caxton-Iseman Capital, Inc., an affiliate of Caxton-Iseman Investments L.P. which held approximately 77% of Buffets Holdings, Inc.‘s outstanding common stock as of December 18, 2002, for advisory fees equal to 1% of the gross proceeds of the transaction, or approximately $0.3 million. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of $3.3 million. The deferred gain will be accreted over the life of the respective restaurant leases, ranging from 17 to 25 years.

        Interest Expense. Interest expense decreased 0.5% as a percentage of sales during the second quarter of fiscal 2004 versus the comparable prior year period primarily due to lower weighted average outstanding debt balances.

        Income Taxes. Income taxes increased 1.5% as a percentage of sales for the 12 weeks ended December 17, 2003 compared to the 12 weeks ended December 18, 2002 principally due to an increase in income before income taxes.

For the 24 Weeks Ended December 17, 2003 Compared to the 24 Weeks Ended December 18, 2002

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	24 Weeks		24 Weeks
	Ended		Ended
	December 18, 2002		December 17, 2003
	(dollars in thousands)

Restaurant sales	$456,687	100.0%	$430,883	100.0%
Restaurant costs	392,869	86.0	374,103	86.8
Advertising expenses	14,733	3.2	11,892	2.8
General and administrative expenses	21,526	4.7	18,579	4.3
Loss on sales and leaseback transaction	5,434	1.2	--	--

Operating income	22,125	4.8	26,309	6.1
Interest expense	19,860	4.3	17,022	4.0
Interest income	(199)	--	(185)	--
Other income	(593)	(0.1)	(843)	(0.2)

Income before income taxes	3,057	0.7	10,315	2.4
Income tax expense	679	0.1	3,441	0.8

Net income	$2,378	0.5	$6,874	1.6

Certain percentage amounts do not sum to total due to rounding.

        Restaurant Sales. Restaurant sales for the 24 weeks ended December 17, 2003 decreased $25.8 million, or 5.7%, compared with the 24 weeks ended December 18, 2002. The decline in sales for the 24 weeks ended December 17, 2003 versus the prior year period was primarily attributable to the closure of 14 buffet restaurants and the sale of 13 Original Roadhouse Grill restaurants, partially offset by the opening of 3 units, over the past year. Average weekly sales for the first 24 weeks of fiscal 2004 of $49,221 were 1.5% higher than the comparable prior year period’s average weekly sales of $48,511. Same-store sales for the first 24 weeks of fiscal 2004 increased by 0.1% compared to the comparable prior year period, reflecting a 2.3% decline in guest traffic offset by a 2.4% increase in average check.

        Restaurant Costs. Restaurant costs for the first 24 weeks of fiscal 2004 increased by 0.8% as a percentage of sales compared with the comparable prior year period. Food cost as a percentage of sales increased 140 basis points primarily due to our expanded and enriched menu offerings. Labor costs as a percentage of sales were 90 basis points lower than those experienced in the comparable prior year period, primarily due to a reduction in our restaurant management staffing levels substantially effected during the third quarter of fiscal 2003. Direct and occupancy costs as a percentage of sales increased by 30 basis points versus the comparable prior year period. The increase was primarily attributable to the recognition, during the second quarter of fiscal 2003, of $1.2 million in net proceeds from a partial settlement of an insurance claim, as well as an increase in utility costs, partially offset by decreases in depreciation and amortization expense resulting from the sale and leaseback of 30 restaurants during fiscal 2003.

        Advertising Expenses. Advertising costs decreased 0.4% as a percentage of sales during the first 24 weeks of fiscal 2004 versus the comparable prior year period primarily due to a more targeted advertising campaign.

        General and Administrative Expenses. General and administrative expenses as a percentage of sales decreased 40 basis points during the first 24 weeks of 2004 as compared to the 24 weeks ended December 18, 2002. This reduction was largely due to a decrease in professional fees and a workforce reduction of approximately 70 non-store employees largely effected during the third quarter of fiscal 2003.

        Interest Expense. Interest expense decreased 0.3% as a percentage of sales during the first 24 weeks of fiscal 2004 versus the comparable prior year period primarily due to lower weighted average outstanding debt balances.

        Income Taxes. Income taxes increased 0.7% as a percentage of sales for the 24 weeks ended December 17, 2003 compared to the 24 weeks ended December 18, 2002 principally due to an increase in income before income taxes.

Liquidity and Capital Resources

        Cash flows generated from operating activities provide us with a significant source of liquidity. Because most of our sales are for cash or credit with settlement within a few days and most vendors are paid on typical terms ranging from approximately 14 to 35 days, we operate on a significant working capital deficit. In addition to cash flows from operations, a revolving credit facility is available to us for general corporate purposes as revolving credit loans or as swing-line loans. Letters of credit issued under the revolving loan facility or the letter of credit facility are also available to us to support payment obligations incurred for our general corporate purposes.

        Historically, our capital requirements have been for the development and construction of new restaurants, restaurant refurbishment, the installation of new corporate information systems and debt service obligations. We expect these requirements to continue in the foreseeable future.

        Net cash provided by operating activities was $26.5 million for the 24 weeks ended December 17, 2003 and $49.2 million for the 24 weeks ended December 18, 2002. Net cash provided by operating activities exceeded the net income for the first 24 weeks of fiscal 2004 principally due to the effect of depreciation and amortization. Net cash provided by operating activities exceeded net income for the first 24 weeks of fiscal 2003 primarily due to the effect of depreciation and amortization, a loss on the sale and leaseback transaction, a decrease in prepaid expenses and other current assets and an increase in accrued and other liabilities. The decrease in cash provided by operating activities between the first 24 weeks of 2004 and 2003 was largely attributable to the timing of interest payments on our term loans and senior subordinated debt and the timing of payments on our accounts payable.

        Net cash used in investment activities was $16.0 million for the 24 weeks ended December 17, 2003 compared with net cash provided by investment activities of $8.1 million for the 24 weeks ended December 18, 2002. The majority of the change was attributable to the completion of a sale and leaseback of our leasehold interests and our leasehold improvements with respect to 27 restaurants on December 11, 2002 for net proceeds of $22.6 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial rent of approximately $3.2 million. The sale and leaseback transaction also resulted in a deferred gain of approximately $3.3 million. This deferred gain will be accreted over the life of the respective restaurant leases, ranging from 17 to 25 years. Capital expenditures in fiscal 2004 were largely comprised of re-image expenditures for approximately 50 restaurants, while capital expenditures in fiscal 2003 were primarily comprised of new store outlays.

        Net cash used in financing activities totaled $1.9 million for the first 24 weeks of fiscal 2004 and $25.9 million for the comparable prior year period. Financing activities consisted primarily of accelerated repayments of debt in both fiscal 2004 and 2003.

        On June 28, 2002, we entered into new debt agreements to refinance our existing debt, make a distribution to our parent, Buffets Holdings, Inc., and repurchase our outstanding preferred stock warrants. We issued 11¼% senior subordinated notes in the principal amount of $230 million, net of a discount of $8.8 million, and borrowed $245 million under a $295 million senior credit facility.

        The Company’s $295 million senior credit facility is comprised of (i) a $245 million term loan, (ii) a $30 million revolving credit facility, of which up to $20 million is available in the form of letters of credit, and (iii) a separate $20 million letter of credit facility. The terms of the senior credit facility permit us to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25 million. The Company has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of 1 percent. The term loan matures on June 28, 2009 while the revolving facility and the letter of credit facility mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six years of the loan (beginning on September 30, 2002), with the remaining balance payable due in equal quarterly installments during the seventh year of the loan. The term loan is secured by substantially all of our assets. Buffets Holdings, Inc. has also guaranteed the repayment of the senior credit facility. Pursuant to the Credit Facility’s requirement, the Company purchased an interest rate cap with a notional value of $15,000,000 and a 5% LIBOR strike price that expires on June 30, 2004. Availability under the senior credit facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the senior Credit Agreement dated June 28, 2002. The Company was in compliance with all financial ratio covenants as of December 17, 2003. The financial ratio covenant requirements increase over time, however, as set forth in the senior Credit Agreement.

        As of December 17, 2003, we had approximately $27.1 million in outstanding letters of credit, which expire through November 13, 2004. As of December 17, 2003, the total borrowing availability under the revolving credit facility was $21 million and the total borrowing capacity under the letter of credit facility was approximately $1.9 million.

        As discussed above, on June 28, 2002, we issued $230.0 million aggregate principal amount of our 11¼% senior subordinated notes due July 15, 2010. Gross proceeds from the offering of the notes were approximately $221.2 million. Interest is payable semi-annually on January 15 and July 15 of each year. Except in the event of an initial public offering, we are not entitled to redeem the notes prior to July 15, 2006, after which we can choose to redeem some or all of the notes at specified redemption prices. The indenture governing the notes contains covenants limiting our ability to (1) incur additional indebtedness, (2) make restricted payments, (3) create restrictions on the payment of dividends, (4) sell assets or capital stock of subsidiaries, (5) engage in transactions with affiliates, (6) sell or issue capital stock of subsidiaries, and (7) consolidate, merge or transfer assets. The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by all of our wholly-owned subsidiaries, namely Distinctive Dining, Inc., Hometown Buffet, Inc., OCB Purchasing Co., OCB Restaurant Co., Tahoe Joe’s Inc. and Restaurant Innovations, Inc.

        During the third quarter of fiscal 2004, we plan to open 3 new restaurants. We estimate that we will spend approximately $3 million in the aggregate on construction of new restaurants, principally for leasehold improvements. We anticipate spending approximately $5 million in remodeling, relocation and improvement costs for existing facilities and an additional $1 million for corporate and system investments. During fiscal 2003, we introduced, on a trial basis, a unit image enhancement program in approximately 50 of our restaurants. The re-imaged restaurants under this program encompassed multiple versions of a “new look” incorporating a feature food bar, a more contemporary interior, new exterior signage as well as more expanded food offerings. Re-imaged restaurants have not consistently met our return-on-investment expectations. We plan to continue a scaled-back refurbishment program, including a more contemporary interior design and distinctive exterior architectural elements. We will work on delivering more consistent performance from our existing re-imaged portfolio over the balance of fiscal 2004, before further rollout to additional restaurants of the other elements in our program.

        On January 27, 2004, Buffets Holdings announced a proposed offering of senior discount notes in a Rule 144A offering. The gross proceeds from the proposed offering are expected to be approximately $100 million. In connection with the proposed offering of senior discount notes, Buffets also intends to enter into an amended senior secured credit facility in an aggregate amount of approximately $310 million.

        Buffets Holdings and Buffets intend to use cash on hand, the proceeds from the proposed offering of the senior discount notes and Buffets’ borrowings under its amended credit facility to refinance all of Buffets’ outstanding indebtedness under the term loan under its existing credit facility, use $50 million of proceeds to repurchase Buffets’ 11¼% senior subordinated notes due 2010 and/or repay bank indebtedness, redeem Buffets Holdings’ series A senior subordinated and series B junior subordinated notes due 2011, make a distribution to stockholders and pay transaction fees and expenses. The proposed offering of senior discount notes and the other refinancing transactions are expected to close during February 2004.

        The securities to be offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

        We are not aware of any other event or trend that would potentially affect our capital requirements or liquidity. For the next twelve months, we believe that cash flow from operations, landlord contributions, credits received from trade suppliers and available borrowing capacity will be adequate to finance our development plans, on-going operations and debt service obligations.

Seasonality and Quarterly Fluctuations

        Our sales are seasonal, with a lower percentage of annual sales occurring in most of our current market areas during the winter months. Our restaurant sales may also be affected by unusual weather patterns, major world events or matters of public interest that compete for customers’ attention. Generally, restaurant sales per unit are lower in the winter months, our third fiscal quarter ending in April of each year. The impact of these reduced average weekly sales will be mitigated in our future quarterly data presentations through the inclusion of 16 weeks in the quarter ending in April of each year, compared to only 12 or 13 weeks in each of the other fiscal quarters.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Our 11¼% senior subordinated notes are fixed and the interest rates on the term loans under our senior credit facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest expense fluctuating by approximately $0.8 million for the 24 weeks ended December 17, 2003. Our interest rate risk is mitigated, in part, by an interest rate cap purchased on November 25, 2002 with a notional value of $15 million and a 5% LIBOR strike price that expires on June 30, 2004.

        Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average check increases were approximately 2% for the 24 weeks ended December 17, 2003. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

ITEM 4.     CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 17, 2003. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of such date.

        Changes in Internal Control Over Financial Reporting. During the 12 weeks ended December 17, 2003, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving the stated goals under all potential future conditions.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibits

4.1	Third Supplemental Indenture, dated as of December 10, 2003 among NSHE Bennington, LLC, Buffets, Inc. and U.S. Bank National Association, as trustee.
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.
31.2.	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.

    (b)        Reports on Form 8-K

1.	On October 29, 2003, we furnished a current report on Form 8-K (Items 7 and 12) announcing first quarter results for fiscal 2004 and reporting same store sales guidance for the second quarter of fiscal 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS, INC.

Date: January 27, 2004	By:	/s/ Kerry A. Kramp

Kerry A. Kramp
Chief Executive Officer

	By:	/s/ R. Michael Andrews, Jr.

R. Michael Andrews, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)