Form 10-Q
period 2004-04-07
BUFFETS INC
filed 2004-05-12
CIK 750274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 7, 2004

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
YES [   ] NO [X]

The number of shares of Buffets, Inc.‘s common stock outstanding as of May 12, 2004 was 100.

BUFFETS, INC.
TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUFFETS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	April 7,
	2003	2004
	(Unaudited)
	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Unrestricted cash and cash equivalents	$15,747	$10,686
Restricted cash and cash equivalents	--	33,528
Receivables	6,586	7,717
Inventories	18,462	18,605
Prepaid expenses and other current assets	8,039	9,898
Assets held for sale	1,390	--
Deferred income taxes	15,216	16,242

Total current assets	65,440	96,676
PROPERTY AND EQUIPMENT, net	154,140	153,840
GOODWILL	312,163	312,163
DEFERRED INCOME TAXES	2,932	--
OTHER ASSETS, net	18,311	14,206

Total assets	$552,986	$576,885

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$43,777	$41,717
Accrued liabilities	77,407	70,904
Income taxes payable	4,787	6,090
Current maturities of long-term debt	1,735	2,300

Total current liabilities	127,706	121,011
LONG-TERM DEBT, net of current maturities	392,023	435,396
DEFERRED LEASE OBLIGATIONS	19,713	21,201
OTHER LONG-TERM LIABILITIES	7,889	7,126

Total liabilities	547,331	584,734
SHAREHOLDER'S EQUITY (DEFICIT):
Common stock; $.01 par value, 100 shares authorized; 100
shares issued and outstanding	--	--
Retained earnings (accumulated deficit)	5,655	(7,849)

Total shareholder's equity (deficit)	5,655	(7,849)

Total liabilities and shareholder's equity (deficit)	$552,986	$576,885

                       The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Sixteen Weeks Ended		Forty Weeks Ended
	April 9,	April 7,	April 9,	April 7,
	2003	2004	2003	2004
	(Unaudited)
	(in thousands)

RESTAURANT SALES	$293,684	$287,573	$750,371	$718,456
RESTAURANT COSTS:
Food	94,077	93,235	236,067	233,444
Labor	95,153	87,922	241,062	221,441
Direct and occupancy	69,239	66,257	174,209	166,632

Total restaurant costs	258,469	247,414	651,338	621,517
ADVERTISING EXPENSES	7,135	7,198	21,868	19,090
GENERAL AND ADMINISTRATIVE EXPENSES	13,682	14,515	35,208	33,094
LOSS ON SALE AND LEASEBACK TRANSACTION	--	--	5,434	--

OPERATING INCOME	14,398	18,446	36,523	44,755
INTEREST EXPENSE	12,322	11,639	32,182	28,661
INTEREST INCOME	(60)	(123)	(259)	(308)
OTHER INCOME	(320)	(285)	(913)	(1,128)
LOSS RELATED TO BANK REFINANCING	--	4,201	--	4,201
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	--	2,727	--	2,727

INCOME BEFORE INCOME TAXES	2,456	287	5,513	10,602
INCOME TAX EXPENSE (BENEFIT)	748	(182)	1,427	3,259

Net income	$1,708	$469	$4,086	$7,343

                       The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Forty Weeks Ended
	April 9,	April 7,
	2003	2004
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$4,086	$7,343
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	28,890	26,005
Amortization of debt issuance cost	1,526	1,025
Write-off of debt issuance cost related to bank refinancing	--	4,201
Loss related to early extinguishment of debt	--	2,727
Deferred income taxes	1,000	1,906
Accretion of original issue discount	568	618
Impairment of assets	256	--
Loss on disposal of assets	326	192
Loss on sale and leaseback transaction	5,434	--
Changes in assets and liabilities:
Receivables	2,271	(881)
Inventories	147	(568)
Prepaid expenses and other current assets	2,160	(1,859)
Accounts payable	7,757	(2,060)
Accrued and other liabilities	(10,894)	(5,663)
Income taxes payable	(97)	1,303

Net cash provided by operating activities	43,430	34,289

INVESTING ACTIVITIES:
Proceeds from sale and leaseback transaction	22,580	2,710
Purchase of fixed assets	(20,828)	(27,805)
Acquisition of 20% minority interest in Tahoe Joe's Inc	--	(370)
Proceeds from sale of other assets	514	2,032

Net cash provided by (used in) investing activities	2,266	(23,433)
FINANCING ACTIVITIES:
Repayment of Credit Facility	(41,716)	(172,377)
Proceeds from Credit Facility	--	230,000
Early extinguishment of debt	--	(16,472)
Capital distribution	--	(20,847)
Debt issuance cost	(3,079)	(2,693)

Net cash provided by (used in) financing activities	(44,795)	17,611

NET CHANGE IN CASH AND CASH EQUIVALENTS	901	28,467
CASH AND CASH EQUIVALENTS, beginning of period	8,304	15,747

CASH AND CASH EQUIVALENTS, end of period	$9,205	$44,214

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
Interest (net of capitalized interest of $247 and $207)	$24,296	$33,425

Income taxes	$1,216	$46

                       The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Nature of Organization

Company Background

        Buffets Holdings, Inc. (Buffets Holdings), a Delaware corporation, was formed to acquire 100 percent of the common stock of Buffets, Inc. and its subsidiaries (the Company) in a buyout from public shareholders in October 2000.

        In December 2002, the Company filed a registration statement with the Securities and Exchange Commission to effect the exchange of $230.0 million of outstanding 11¼% senior subordinated notes which were issued in June 2002 for registered 11¼% senior subordinated notes due 2010.

        On February 20, 2004, the Company entered into an amended and restated senior credit facility (the Credit Facility) to refinance its existing debt and to make a distribution to Buffets Holdings. The Company used $230.0 million in proceeds from term loan borrowings under the amended Credit Facility to refinance $166.8 million in outstanding term loan indebtedness under the predecessor Credit Facility, establish a $34.7 million restricted cash collateral account to repurchase outstanding 11¼% senior subordinated notes, make a $19.7 million distribution to Buffets Holdings, pay $2.7 million in transaction fees related to the refinancing transaction, pay $1.1 million in accrued term loan interest and use $5.0 million for general corporate purposes. The amended Credit Facility allows the Company to use up to $50.0 million in cash, comprised of the restricted cash collateral proceeds and unrestricted cash on hand, toward the repurchase of its outstanding 11¼% senior subordinated notes. Any unused portion of the restricted cash collateral account must be applied within 180 days to repay indebtedness under the term loan portion of the amended Credit Facility. As of April 7, 2004, the Company had expended $16.5 million to redeem $14.3 million of senior subordinated notes at an average price of 111.4% and had $33.5 million of restricted cash and cash equivalents for further repurchases. The Company recognized a $4.2 million write-off of debt issuance cost as a loss related to the bank refinancing and a $2.7 million loss related to the early extinguishment of debt.

Description of Business

        The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Granny’s Buffet, Country Roadhouse Buffet & Grill, Tahoe Joe’s Famous Steakhouse, and Soup ‘N Salad Unlimited in the United States. The Company operates principally in the midscale family dining industry segment. The Company operated 361 company-owned restaurants (353 buffet restaurants and eight Tahoe Joe’s Famous Steakhouse Restaurants) and franchised 20 restaurants as of April 7, 2004.

Interim Financial Information

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the sixteen-week and forty-week periods ended April 7, 2004 are not necessarily indicative of results that may be expected for the year ending June 30, 2004.

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

Reclassifications

Certain amounts shown in the prior-period condensed consolidated financial statements have been reclassified to conform with the current period condensed consolidated financial statement presentation. These reclassifications had no effect on net income or shareholder’s equity (deficit) as previously presented.

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

3.  Other Assets

        Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $1.3 million as of July 2, 2003 and $2.3 million as of April 7, 2004. Debt issuance costs are the costs incurred to enter into the Credit Facility and issue the senior subordinated notes. Debt issuance costs are being amortized over the terms of the related financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are no longer amortized, as they were determined to have indefinite lives upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Notes receivable represent the long-term portion of notes that arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $3.4 million as of July 2, 2003 and $3.2 million as of April 7, 2004. The notes receivable have due dates between 2004 and 2010.

        The gross carrying amount and accumulated amortization of each major class of other intangible assets were as follows (in thousands):

	Franchise fees		Trademarks		Liquor licenses		Total
	Gross		Gross		Gross		Gross
	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization	amount	amortization	amount	amortization
BALANCE, July 2, 2003	$69	$(44)	$34	$(21)	$317	$(25)	$420	$(90)
FY 2004 Activity:
Additions	--	--	--	--	27	--	27	--
Amortization	--	(8)	--	(7)	--	--	--	(15)

BALANCE, April 7, 2004	$69	$(52)	$34	$(28)	$344	$(25)	$447	$(105)

4.  Long-Term Debt

        As of April 7, 2004, long-term debt outstanding was as follows (in thousands):

Credit facility:
Revolver	$--
Term loan, interest at LIBOR plus 3.50%, due
quarterly through June 28, 2009 (interest rate at 4.6%)	229,425

Total credit facility	229,425
Senior subordinated notes, interest at 11.25%, due July 15, 2010,
net of discount of $6,944	208,271

Total long term debt	437,696
Less-- current maturities	2,300

$435,396

Credit Facility

        On February 20, 2004, the Company amended and restated its Credit Facility. The amended and restated Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit the Company to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The borrowings under the term loan facility bear interest, at the Company’s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Availability under the Credit Facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility. The Company was in compliance with all financial ratio covenants of the Credit Facility as of April 7, 2004. The financial ratio covenant requirements increase over time, however, as set forth in the senior credit agreement.

        As of April 7, 2004, the Company had $35.1 million in outstanding letters of credit, which expire through March 24, 2005. As of April 7, 2004, the total borrowing availability under the revolving credit facility was $30.0 million and the total borrowing capacity under the letter of credit facilities was $14.9 million.

        The Company has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of 1 percent.

11 1/4% Senior Subordinated Notes

        On June 28, 2002, the Company issued 11¼% senior subordinated notes in the principal amount of $230.0 million due July 15, 2010 at 96.181%. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Except in the event of an initial public offering, the Company is not entitled to redeem the notes at its option prior to July 15, 2006. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009, at which point there is no redemption price premium. In the event of an initial public offering prior to July 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.25%. In addition, in the event of an initial public offering by either the Company or Buffets Holdings, Inc. prior to July 15, 2005, the Company is required to offer to purchase up to an aggregate principal amount of the notes as may be purchased with funds equal in amount to 50% of the net cash proceeds from that initial public offering at a price of 111.25% of the outstanding principal amount of the notes, plus any accrued and unpaid interest to the date of repurchase, provided, however, that, in no event will the Company be required to make an offer to purchase more than $80.5 million aggregate principal amount of the notes. Furthermore, in the event of a change in control, as defined in the indenture governing those notes, the holders of the notes may require the Company to repurchase the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.

5.  Sale and Leaseback Transaction

        On December 19, 2003, the Company entered into a sale and leaseback by which the Company transferred its leasehold interests and leasehold improvements with respect to a restaurant to a third party for net proceeds of $2.7 million. The Company simultaneously entered into a long-term lease for that restaurant with an aggregate initial annual rent of approximately $0.3 million. The net proceeds of this sale and leaseback exceeded the book value of the leasehold assets resulting in a deferred gain of approximately $0.3 million. The deferred gain will be accreted over the 20-year life of the lease.

        The Company does not have any continuing involvement with the sale and leaseback location. This lease is accounted for as an operating lease.

6.  Subsequent Event

         On May 12, 2004, Buffets Holdings, announced it has priced an offering of 13 7/8% senior discount notes due 2010 in a Rule 144A offering. The gross proceeds from the offering are expected to be approximately $75 million.

        Buffets Holdings intends to use the cash proceeds from the offering of the senior discount notes to redeem Buffets Holdings' series B junior subordinated notes due 2011, make a distribution to stockholders of Buffets Holdings and pay transaction fees and expenses. The offering of senior discount notes is expected to close during May 2004.

        The securities offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

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

General

        As of April 7, 2004, we operated 361 company-owned restaurant locations in 35 states comprised of 353 buffet restaurants and eight Tahoe Joe’s Famous Steakhouse® restaurants. The buffet restaurants are principally operated under the Old Country Buffet® or HomeTown Buffet® brands. We also franchise 20 buffet restaurants in seven states.

        We were founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet. In October 1985, we completed our initial public offering and were listed on the Nasdaq National Market. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by Caxton-Iseman Capital, Inc., in a buyout from public shareholders.

        Certain elements of our cost structure are fixed in nature, particularly over the short term. Accordingly, changes in marginal sales volume can have a more significant impact on our profitability than for a business possessing a more variable cost structure.

        During the past two quarters, we have had positive same-store sales. We believe this improvement is due to the upturn in the economy and our rollout of new menu offerings. We expect same-store restaurant sales to continue to be positive in the next quarter compared with the comparable prior year period, but believe that future sales performance will continue to be significantly influenced by general economic conditions.

        Our fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12, 12, 16 and 12 or 13 weeks.

        The following is a description of the line items from our income statements:

•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company-owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our balance sheet. We recognize franchise income, representing royalty fees, as other income based on the sales reported at our franchisees’ restaurants.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than marketing expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Loss on sale and leaseback transaction reflects transaction costs and impairment losses associated with the sale and leaseback of the leasehold interests and leasehold improvements with respect to 27 restaurants completed on December 11, 2002.

•	Interest expense reflects interest costs associated with our debt, amortization of debt issuance cost and accretion of original issuance discount on our senior subordinated notes.

•	Interest income reflects interest earned on our short-term investments.

•	Other income primarily reflects franchise fees earned, less minority interest associated with our Tahoe Joe’s Inc. subsidiary during fiscal 2003.

•	Loss related to bank refinancing reflects the write-off of debt issuance cost in connection with the amendment and restatement of our senior credit agreement on February 20, 2004.

•	Loss related to the early extinguishment of debt reflects the costs associated with redeeming a portion of our 11¼% senior subordinated notes prior to maturity during fiscal 2004.

•	Income tax expense (benefit) reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

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

Recoverability of Long-Lived Assets

        We periodically evaluate long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of operating losses and the other factors described to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant, including disposal value, if any, are less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. We generally measure fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the 40 weeks ended April 7, 2004. We expensed approximately $0.3 million during the 16 weeks ended April 9, 2003 and approximately $1.4 million during the 40 weeks ended April 9, 2003 relating to the impairment of long-lived assets associated with 1 and 14 restaurants, respectively. This amount was partially offset by an approximate $0.8 million reduction in lease obligation accrual assumptions in accrued store closing costs, based on receiving greater than planned sublease and other cash receipts. In addition, we also recognized approximately $5.4 million in impairments on 15 restaurants as part of the loss on the sale and leaseback transaction completed on December 11, 2002.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of our acquisition cost over the fair market value of the net assets acquired. We amortized that goodwill on a straight-line basis over a 30-year life through the end of the fiscal year ended January 2, 2002. However, on January 3, 2002, we began applying the new rules on accounting for goodwill and other intangible assets issued by the Financial Accounting Standards Board in SFAS No. 142 “Goodwill and Other Intangible Assets.” There were no impairments to goodwill and other intangible assets identified for the first 40 weeks of 2004 or 2003.

Results of Operations

        The following discussion reflects our historical results for the 16-week and 40-week periods ended April 7, 2004 and April 9, 2003.

        Our future results may not be consistent with our historical results. Most notably, our fiscal 2003 results included the operating results for 13 Original Roadhouse Grill restaurants that were sold in June 2003, as well as the impact of a sale and leaseback transaction with respect to 27 restaurants completed in December 2002. Our fiscal 2004 results included the impact of amending and restating our senior credit agreement, redeeming approximately $14.3 million of 11 1/4% senior subordinated notes due 2010 and a sale and leaseback transaction with respect to one restaurant completed in December 2003. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

For the 16 Weeks Ended April 7, 2004 Compared to the 16 Weeks Ended April 9, 2003

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	16 Weeks		16 Weeks
	Ended		Ended
	April 9, 2003		April 7, 2004
	(dollars in thousands)

Restaurant sales	$293,684	100.0%	$287,573	100.0%
Restaurant costs	258,469	88.0	247,414	86.0
Advertising expenses	7,135	2.4	7,198	2.5
General and administrative expenses	13,682	4.7	14,515	5.0

Operating income	14,398	4.9	18,446	6.4
Interest expense	12,322	4.2	11,639	4.0
Interest income	(60)	--	(123)	--
Other income	(320)	(0.1)	(285)	(0.1)
Loss related to bank refinancing	--	--	4,201	1.5
Loss related to early extinguishment of debt	--	--	2,727	0.9

Income before income taxes	2,456	0.8	287	0.1
Income tax expense (benefit)	748	0.3	(182)	(0.1)

Net income	$1,708	0.6	$469	0.2

       Certain percentage amounts do not sum to total due to rounding.

        Restaurant Sales. Restaurant sales for the 16 weeks ended April 7, 2004 decreased $6.1 million, or 2.1%, compared with the 16 weeks ended April 9, 2003. The decline in sales for the quarter ended April 7, 2004 versus the prior year period was primarily attributable to the closure of 14 buffet restaurants and the sale of 13 Original Roadhouse Grill restaurants, partially offset by the opening of 3 units, over the past year. Average weekly sales for the third quarter of fiscal 2004 of $49,659 were 4.2% higher than the comparable prior year period’s average weekly sales. Same-store sales for the third quarter of fiscal 2004 increased by 4.4% compared to the comparable prior year period, reflecting a 0.5% improvement in guest traffic and a 3.9% increase in average check. The increase in average check was comprised of approximately a 2.2% price increase and a 1.7% average check increase due to a reduction in free promotional and employee meals. We currently expect same-store sales for the fourth quarter of fiscal 2004 (the 12-week period ending June 30, 2004) to increase by approximately 1% to 3% versus the comparable period in fiscal 2003.

        Restaurant Costs. Restaurant costs for the third quarter of fiscal 2004 decreased by 200 basis points as a percentage of sales compared with the comparable prior year period. Food costs as a percentage of sales increased 40 basis points primarily due to our expanded and enriched menu offerings. Labor costs as a percentage of sales were 180 basis points lower than those experienced in the comparable quarter in the prior year, primarily due to a reduction in our restaurant management staffing levels substantially effected during the third quarter of fiscal 2003 and the improved productivity of our hourly employees. Direct and occupancy costs as a percentage of sales decreased by 60 basis points versus the comparable quarter in the prior year. This decrease was primarily attributable to a reduction in repair and maintenance expense, a decrease in general liability reserve provisions and an adjustment to our gift certificate liability for non-escheatable property. We currently expect that restaurant costs will remain stable as a percentage of sales during the fourth quarter of fiscal 2004, as compared to those experienced in the most recently completed quarter.

        Advertising Expenses. Advertising costs increased 10 basis points as a percentage of sales during the third quarter of fiscal 2004 versus the comparable quarter in the prior year. Approximately 63% of our buffet restaurants received television-advertising support in the third quarter of 2004 compared with 62% during the comparable quarter in 2003. We expect advertising costs as a percentage of sales to be approximately 30 basis points higher in the fourth quarter of this year than those experienced in the third quarter of 2004 due to expanded advertising activity associated with our barbecue-theme promotion commencing in May 2004.

        General and Administrative Expenses. General and administrative expenses as a percentage of sales increased 30 basis points during the third quarter of 2004 as compared to the 16 weeks ended April 9, 2003. This increase was largely due to increases in the provision for 401K match and bonus expense compared with the prior year period. We expect general and administrative expenses during the fourth quarter of fiscal 2004, as a percentage of sales, to be approximately 30 basis points lower than general and administrative expenses in the third quarter of fiscal 2004.

        Interest Expense. Interest expense decreased 0.2% as a percentage of sales during the third quarter of fiscal 2004 versus the comparable prior year period primarily due to lower weighted average outstanding debt balances.

        Loss Related to Bank Refinancing. On February 20, 2004, we entered into an amended and restated Credit Facility. In connection with this bank refinancing, we wrote off $4.2 million of debt issuance cost related to the predecessor Credit Facility.

        Loss Related to the Early Extinguishment of Debt. We repurchased $14.3 million of 11¼% senior subordinated notes due in 2010 at an average price of 111.4%. We recognized the difference between the premium purchase price and the discounted carrying value of the senior subordinated notes, as well as an associated write-off of debt issuance cost, as a loss related to the early extinguishment of debt.

        Income Tax Expense (Benefit). The Company recorded a tax benefit of $182,000 for the 16 week period ended April 7, 2004, in order to adjust the fiscal year-to-date effective tax rate to 30.7%. The nominal net income for the period (due to the losses related to bank refinancing and early extinguishment of debt discussed above), combined with relatively stable tax credits, caused the Company to lower its estimated effective tax rate during the 16 week period ended April 7, 2004.

For the 40 Weeks Ended April 7, 2004 Compared to the 40 Weeks Ended April 9, 2003

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	40 Weeks		40 Weeks
	Ended		Ended
	April 9, 2003		April 7, 2004
	(dollars in thousands)

Restaurant sales	$750,371	100.0%	$718,456	100.0%
Restaurant costs	651,338	86.8	621,517	86.5
Advertising expenses	21,868	2.9	19,090	2.7
General and administrative expenses	35,208	4.7	33,094	4.6
Loss on sales and leaseback transaction	5,434	0.7	--	--

Operating income	36,523	4.9	44,755	6.2
Interest expense	32,182	4.3	28,661	4.0
Interest income	(259)	--	(308)	--
Other income	(913)	(0.1)	(1,128)	(0.1)
Loss related to bank refinancing	--	--	4,201	0.6
Loss related to early extinguishment of debt	--	--	2,727	0.4

Income before income taxes	5,513	0.7	10,602	1.5
Income tax expense	1,427	0.2	3,259	0.5

Net income	$4,086	0.5	$7,343	1.0

       Certain percentage amounts do not sum to total due to rounding.

        Restaurant Sales. Restaurant sales for the 40 weeks ended April 7, 2004 decreased $31.9 million, or 4.3%, compared with the 40 weeks ended April 9, 2003. This decline in sales was primarily attributable to the closure of 14 buffet restaurants and the sale of 13 Original Roadhouse Grill restaurants, partially offset by the opening of 3 units, over the past year. Average weekly sales for the first 40 weeks of fiscal 2004 of $49,395 were 2.5% higher than those for the comparable prior year period. Same-store sales for the first 40 weeks of fiscal 2004 increased by 1.8% compared to the comparable prior year period, reflecting a 1.2% decline in guest traffic offset by a 3.0% increase in average check. The increase in average check was comprised of approximately a 1.9% price increase and a 1.1% average check increase due to a reduction in free promotional and employee meals.

        Restaurant Costs. Restaurant costs for the first 40 weeks of fiscal 2004 decreased by 30 basis points as a percentage of sales compared with the comparable prior year period. Food cost as a percentage of sales increased 100 basis points primarily due to our expanded and enriched menu offerings. Labor costs as a percentage of sales were 130 basis points lower than those experienced in the comparable prior year period, primarily due to a reduction in our restaurant management staffing levels substantially effected during the third quarter of fiscal 2003 and the improved productivity of our hourly employees. Direct and occupancy costs as a percentage of sales were flat versus the comparable prior year period.

        Advertising Expenses. Advertising costs decreased 0.2% as a percentage of sales during the first 40 weeks of fiscal 2004 versus the comparable prior year period primarily due to a more targeted advertising campaign.

        General and Administrative Expenses. General and administrative expenses as a percentage of sales decreased 10 basis points during the first 40 weeks of 2004 as compared to the 40 weeks ended April 9, 2003. This reduction was primarily due to a decrease in professional fees and a workforce reduction of approximately 70 non-store employees largely effected during the third quarter of fiscal 2003, largely offset by an increase in the provision for 401K match and an increase in bonus expense.

        Interest Expense. Interest expense decreased 0.3% as a percentage of sales during the first 40 weeks of fiscal 2004 versus the comparable prior year period primarily due to lower weighted average outstanding debt balances.

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

        On December 19, 2003, we entered into a sale and leaseback by which we transferred our leasehold interests and leasehold improvements with respect to a restaurant to a third party for net proceeds of $2.7 million. We simultaneously entered into a long-term lease for that restaurant with an aggregate initial annual rent of approximately $0.3 million. The net proceeds of this sale and leaseback exceeded the book value of the leasehold assets resulting in a deferred gain of approximately $0.3 million, which will be accreted over the 20-year life of the lease.

        Loss Related to Bank Refinancing. On February 20, 2004, we entered into an amended and restated Credit Facility. In connection with this bank refinancing, we wrote off $4.2 million of debt issuance cost related to the predecessor Credit Facility.

        Loss Related to the Early Extinguishment of Debt. We repurchased $14.3 million of 11¼% senior subordinated notes due in 2010 at an average price of 111.4%. The difference between the premium purchase price and the discounted carrying value of the senior subordinated notes, as well as the associated write-off of debt issuance cost, was recognized as a loss related to the early extinguishment of debt.

Liquidity and Capital Resources

        Cash flows generated from operating activities provide us with a significant source of liquidity. Because most of our sales are for cash or credit with settlement within a few days and most vendors are paid on terms ranging from 14 to 35 days, we operate on a significant working capital deficit. In addition to cash flows from operations, revolving credit loans and swing-line loans are available to us under our Credit Facility. Letters of credit issued under the revolving loan facility or the letter of credit facility are also available to us to support payment obligations.

        Historically, our capital requirements have been for the development and construction of new restaurants, restaurant refurbishment and the installation of new information systems. We expect these requirements to continue in the foreseeable future.

        Net cash provided by operating activities was $34.3 million for the 40 weeks ended April 7, 2004 and $43.4 million for the 40 weeks ended April 9, 2003. Net cash provided by operating activities exceeded net income for the first 40 weeks of fiscal 2004 principally due to the effect of depreciation and amortization. Net cash provided by operating activities exceeded net income for the first 40 weeks of fiscal 2003 primarily due to the effect of depreciation and amortization, a loss on the sale and leaseback transaction and an increase in accounts payable, partially offset by a decrease in accrued and other liabilities. The decrease in cash provided by operating activities between the first 40 weeks of 2004 and 2003 was largely attributable to the timing of interest payments on our term loans and senior subordinated debt and the timing of payments on our accounts payable.

        Net cash used in investment activities was $23.4 million for the 40 weeks ended April 7, 2004 compared with net cash provided by investment activities of $2.3 million for the 40 weeks ended April 9, 2003. The majority of the change was attributable to the completion of a sale and leaseback of our leasehold interests and our leasehold improvements with respect to 27 restaurants on December 11, 2002 for net proceeds of $22.6 million. Capital expenditures in fiscal 2004 were largely comprised of re-image expenditures for approximately 50 restaurants, while capital expenditures in fiscal 2003 were primarily comprised of new store outlays.

        Net cash provided by financing activities totaled $17.6 million for the first 40 weeks of fiscal 2004 compared with net cash used in financing activities of $44.8 million for the comparable prior year period. On February 20, 2004, we entered into an amended and restated Credit Facility. We used $230.0 million in proceeds from term loan borrowings under the amended and restated Credit Facility to refinance $166.8 million in outstanding term loan indebtedness under the predecessor Credit Facility, establish a $34.7 million restricted cash collateral account to repurchase outstanding 11¼% senior subordinated notes, make a $19.7 million distribution to Buffets Holdings, pay $2.7 million in transaction fees related to the refinancing transaction, pay $1.1 million in accrued term loan interest and use $5.0 million for general corporate purposes. The amended Credit Facility allows us to use up to $50.0 million in cash, comprised of a combination of the restricted cash collateral proceeds and unrestricted cash on hand, toward the repurchase of our outstanding 11¼% senior subordinated notes. Any unused portion of the restricted cash collateral account must be applied within 180 days to repay indebtedness under the term loan portion of the amended Credit Facility. As of April 7, 2004, we had expended $16.5 million to redeem $14.3 million of senior subordinated notes at an average price of 111.4% and had $33.5 million of restricted cash and cash equivalents for further repurchases. The Company recognized $4.2 million in a write-off of debt issuance cost as a loss related to the bank refinancing and $2.7 million as a loss related to the early extinguishment of debt. Financing activities consisted primarily of accelerated repayments of debt in fiscal 2003.

        The amended Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit the Company to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The borrowings under the term loan facility bear interest, at our option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Availability under the Credit Facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the agreement. The Company was in compliance with all financial ratio covenants of the Credit Facility as of April 7, 2004. The financial ratio covenant requirements increase over time, however, as set forth in the agreement.

        As of April 7, 2004, we had $35.1 million in outstanding letters of credit, which expire through March 24, 2005. As of April 7, 2004, the total borrowing availability under the revolving credit facility was $30.0 million and the total borrowing capacity under the letter of credit facilities was $14.9 million.

        On June 28, 2002, we issued $230.0 million aggregate principal amount of our 11¼% senior subordinated notes due July 15, 2010 at 96.181%. Interest is payable semi-annually on January 15 and July 15 of each year. Except in the event of an initial public offering, we are not entitled to redeem the notes prior to July 15, 2006, after which we can choose to redeem some or all of the notes at specified redemption prices. The indenture governing the notes contains covenants limiting our ability to (1) incur additional indebtedness, (2) make restricted payments, (3) create restrictions on the payment of dividends, (4) sell assets or capital stock of subsidiaries, (5) engage in transactions with affiliates, (6) sell or issue capital stock of subsidiaries, and (7) consolidate, merge or transfer assets. The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by all of our wholly-owned subsidiaries.

        During the fourth quarter of fiscal 2004, we do not plan to open any new restaurants, but plan to spend approximately $5 million on capital expenditures. Of that total, we will spend approximately $2 million on construction of new restaurants, principally for leasehold improvements. We also anticipate spending approximately $2 million in remodeling and improvement costs for existing facilities and an additional $1 million for corporate and system investments. The Company plans to open eight to ten new restaurants in its 2005 fiscal year.

         On May 12, 2004, Buffets Holdings, announced it has priced an offering of 13 7/8% senior discount notes due 2010 in a Rule 144A offering. The gross proceeds from the offering are expected to be approximately $75 million.

        Buffets Holdings intends to use the cash proceeds from the offering of the senior discount notes to redeem Buffets Holdings' series B junior subordinated notes due 2011, make a distribution to stockholders of Buffets Holdings and pay transaction fees and expenses. The offering of senior discount notes is expected to close during May 2004.

        The securities offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

        We are not aware of any other event or trend that would potentially affect our capital requirements or liquidity. For the next twelve months, we believe that cash flow from operations, landlord contributions, credits received from trade suppliers and available borrowing capacity will be adequate to finance our development plans, on-going operations and debt service obligations.

Seasonality and Quarterly Fluctuations

        Our sales are seasonal, with a lower percentage of annual sales occurring in most of our current market areas during the winter months. Our restaurant sales may also be affected by unusual weather patterns, major world events or matters of public interest that compete for customers’ attention. Generally, restaurant sales per unit are lower in the winter months, our third fiscal quarter ending in April of each year. The impact of these reduced average weekly sales are mitigated in our quarterly data presentations through the inclusion of 16 weeks in the quarter ending in April of each year, compared to only 12 or 13 weeks in each of the other fiscal quarters.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Our 11¼% senior subordinated notes are fixed and the interest rates on the term loans under our senior credit facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest expense fluctuating by approximately $0.9 million for the 40 weeks ended April 7, 2004. Our interest rate risk is mitigated, in part, by an interest rate cap purchased on November 25, 2002 with a notional value of $15 million and a 5% LIBOR strike price that expires on June 30, 2004.

        Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average menu price increases were approximately 2% for the 40 weeks ended April 7, 2004. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of April 7, 2004. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of such date.

        Changes in Internal Control Over Financial Reporting. During the 16 weeks ended April 7, 2004, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibits

4.1	Fourth Supplemental Indenture, dated as of February 20, 2004 among Buffets Holdings, Inc., Buffets, Inc., and U.S. Bank National Association, as trustee.
10.1	Amendment Agreement, dated as of February 20, 2004, to the Credit Agreement dated as of July 28, 2002, among Buffets, Inc., Buffets Holdings, Inc., the Subsidiaries named therein, the Lenders named therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent.
10.2	Amended and Restated Management and Fee Agreement, dated as of February 20, 2004, by and among Buffets, Inc. and CxCIC LLC.
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.
31.2.	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.

    (b)        Reports on Form 8-K

1.	On January 12, 2004, we furnished a current report on Form 8-K (Items 7 and 12) announcing a call to discuss operating results for the first two quarters of fiscal 2004 and report same store sales trends for the second quarter.
2.	On January 27, 2004, we furnished a current report on Form 8-K (Items 5 and 7) announcing a proposed offering of senior discount notes in a Rule 144A offering by Buffets Holdings, Inc., our parent. In connection with this offering, we announced our intention to enter into an amended senior secured credit facility.
3.	On January 27, 2004, we furnished a current report on Form 8-K (Items 7 and 12) announcing second quarter results for fiscal 2004 and reporting same store sales guidance for the third quarter of 2004.
4.	On February 13, 2004, we furnished a current report on Form 8-K (Items 5 and 7) announcing the cancellation of a proposed offering of senior discount notes by Buffets Holdings, Inc., our parent.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS, INC.

Date: May 12, 2004	By:	/s/ Kerry A. Kramp

Kerry A. Kramp
Chief Executive Officer

	By:	/s/ R. Michael Andrews, Jr.

R. Michael Andrews, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)